Form 10QSB
period 2006-07-31
NEEMA INC.
filed 2006-09-14
CIK 1368762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☑QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-136027

NEEMA, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of  incorporation or organization)

20-4126700

(I.R.S. Employer Identification Number)

#215-2211 W. 4th Avenue

Vancouver, BC

V6K 4S2

 (Address including zip code of principal executive offices)

Issuer’s telephone number: (604) 731-8188

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No [☑

As of July 31, 2006, the registrant had outstanding ______ shares of its $.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes ☐ No ☑

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of July 31, 2006 (unaudited) and April 30, 2006

3

Consolidated Statements of Operations for the Three Months ended July 31, 2006 (unaudited) and from Inception to July 31, 2006  4

Consolidated Statements of Cash Flows for the Three Months ended July 31, 2006 (unaudited) and from Inception to July 31, 2006  5

Condensed Notes to Unaudited Consolidated Interim Financial Statements

6

Item 2. Management’s Discussion and Analysis or Plan of Operation

8

Item 3.  Controls and Procedures

10

PART II.  OTHER INFORMATION

Item 6.

Exhibits

11

Signature page

12

NEEMA, INC.
(A Development Stage Company)
Consolidated Balance Sheet
July 31, 2006

	July 31, 2006	April 30, 2006
	(Unaudited)
ASSETS
Current Assets
Cash	$8,458	$26,747
TOTAL CURRENT ASSETS	8,458	26,747

Fixed Assets, net	6,699	7,055

Other Assets	3,536	3,583

TOTAL ASSETS	$18,693	$37,385

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,735	$-
Related party - accounts payable	-	688
Due to related party	24,459	39,723
TOTAL CURRENT LIABILITIES	27,194	40,411

Stockholders' Deficit
Common stock	1,000	1,000
25,000,000 shares authorized, $0.001 par
value; 1,000,000 shares issued and
outstanding
Additional paid in capital	4,000	4,000
Accumulated deficit during the development stage	(13,501)	(8,026)
TOTAL STOCKHOLDERS' DEFICIT	(8,501)	(3,026)

TOTAL LIABILITIES & EQUITY	$18,693	$37,385

The accompanying condensed notes are an integral part of these consolidated financial statements.

NEEMA, INC.
(A Development Stage Company)
Consolidated Statement of Operations

	For the	Period from
	Three Months	January 16,2006
	ended	(Inception) Through
	July 31, 2006	July 31, 2006
	(Unaudited)	(Unaudited)

RENTAL INCOME	$8,897	$12,596

OPERATING EXPENSES
Rent	5,304	8,887
General & administrative	1,004	3,158
Supplies	2,343	8,088
Professional fees	5,361	5,361
Depreciation	360	603
Total Operating Expense	$14,372	$26,097

LOSS FROM OPERATIONS	(5,475)	(13,501)

INCOME TAX EXPENSE	-	-

NET LOSS	$(5,475)	$(13,501)

NET LOSS PER SHARE,
BASIC AND DILUTED	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	1,000,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

NEEMA, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
		Period from
	For the Three	16-Jan-06
	Months ended	(Inception) through
	July 31, 2006	July 31, 2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,475)	$(13,501)
Adjustment to reconcile net loss to cash used by operating activities:
Depreciation	360	603
Gain/(loss) in foreign currency exchange	(4)	285
Increase (Decrease) in:
Other Assets	47	(3,536)
Accounts Payable	2,735	2,735
Accounts Payable - related party	(688)	-
Net cash used by operating activities	(3,025)	(13,414)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(7,587)
Net cash used in investing activities	-	(7,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	5,000
Related party loan repayment	(17,680)	(17,680)
Proceeds from loans, related party	2,416	42,139
Net cash provided by (used in) investing activities	(15,264)	29,459

NET INCREASE (DECREASE) IN CASH	(18,289)	8,458

CASH, BEGINNING OF PERIOD	26,747	-
CASH, END OF PERIOD	$8,458	$8,458

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

NEEMA, INC.

Condensed Notes to Consolidated Interim Financial Statements

July 31, 2006

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended April 30, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  This interim financial information is not necessarily indicative of the results that may be expected for the year ending April 30, 2007.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As at July 31, 2006, the Company has a working capital deficit of approximately $19,000, and an accumulated deficit of approximately $13,500.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Cost Recognition

The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, services have been rendered, and the seller’s price to the buyer is determinable.  Revenue is recognized as it is earned.

NEEMA, INC.

Condensed Notes to Consolidated Interim Financial Statements

July 31, 2006

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.”  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  The statement further permits, at its initial adoption,  a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140

NEEMA, INC.

Condensed Notes to Consolidated Interim Financial Statements

July 31, 2006

previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2006, the Company’s officers loaned the Company $2,416.  In the same period, the Company repaid one of its officers $17,680.

NOTE 4 – SUBSEQUENT EVENTS

During August 2006, the Company held an initial public offering of its shares of common stock. The offering is to sell a minimum of 1,200,000 up to 3,800,000 shares of $0.001 par value common stock at $0.05 per share for a period of 180 days from the date of the Company’s prospectus and ending February 14, 2007.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying condensed notes filed as part of this report.

For further information refer to the financial statements and notes for the year ended April 30, 2006 included in our SB-2 filed on July 25, 2006.

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. The success of our business operations is dependent on factors such as the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, general competitive and economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

Results of Operations

For the three months ended July 31, 2006.

Revenues

Our revenues come directly from the rental of our facility to practitioners with whom True Health Studio has membership agreements.  Revenues are collected on a cash basis, however recognized when earnings process is complete.

Rent

True Health Studio leases premises from a Gold’s Gym facility at a rate of approximately $1,800 a month.

Supplies

We incurred $2,343 in the three months ended July 31, 2006 for the purchase of supplies needed in setting up the facility.  These include office supplies such as stationery for document organization and medical supplies such as gel packs.

Professional Fees

We incurred professional fees of $5,361 representing both legal and accounting expenses.

Net Income (Loss)

We incurred a loss of $5,475 for the three months ended July 31, 2006. Many of the expenses are one time expenses related to the setting up of the premises.  There is no positive correlation between the number of practitioners we engage and our expenses; therefore, we do not expect to continue in a loss position as the fiscal year progresses.

 Liquidity and Capital Resources

As of July 31, 2006, we had working capital deficit of $18,736.

Since inception, we financed operations through short term related party loans.  To date, we have borrowed approximately $37,300 from our officers of which $17,680 was repaid. Such funds have been used as working capital.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to this company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Liang
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Yap
32.1	Certifications pursuant to Section 906 f the Sarbanes-Oxley Act, Liang
32.2	Certifications pursuant to Section 906 f the Sarbanes-Oxley Act, Yap

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEEMA, INC.

By:  /s/  Nigel Liang

______________

Chief Executive Officer

Dated: September 14, 2006

By: /s/ Audra Yap

______________

Audra Yap

Chief Financial Officer

Dated: September 14, 2006