Form 10QSB
period 2006-10-31
NEEMA INC.
filed 2006-12-15
CIK 1368762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006

[   ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

Commission file number: 333-136027

NEEMA, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada
 (State or other jurisdiction of
incorporation or organization)

20-4126700
 (I.R.S. Employer
Identification Number)

#215-2211 W. 4th Avenue
Vancouver, BC
V6K 4S2
 (Address including zip code of principal executive offices)

Issuer's telephone number: (604)731-8188

Check whether the issuer (1)filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act): Yes [   ] No [X]
As of October 31, 2006, the registrant had outstanding ______ shares of its $.001 par value Common Stock.
Transitional Small Business Disclosure Format: Yes [   ] No [X]

NEEMA, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	October 31, 2006	April 30, 2006
	(Unaudited)
ASSETS
Current assets
Cash	28,587	26,747
Accounts receivable	2,061	-
TOTAL CURRENT ASSETS	30,648	26,747

Fixed assets, net	6,329	7,055

Other assets	3,569	3,583

TOTAL ASSETS	40,547	37,385

LIABILITIES & DEFICIT
Current liabilities
Accounts payable	2,401	-
Related party - accounts payable	5,102	688
Due to related party	20,165	39,723
Accrued liabilities	3,000	-
Other liability - equity	27,387	-
TOTAL CURRENT LIABILITIES	58,055	40,411

Stockholders' Deficit
Common stock	1,000	1,000
25,000,000 shares authorized, $0.001 par
value; 1,000,000 shares issued and
outstanding
Additional paid in capital	4,000	4,000
Accumulated deficit	(22,509)	(8,026)
TOTAL STOCKHOLDERS' DEFICIT	(17,509)	(3,026)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	40,547	37,385

See accompanying interim notes to these consolidated financial statements.

NEEMA, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the	For the	Period from
	Three Months	Six Months	January 16, 2006
	ended	ended	(Inception) Through
	October 31, 2006	October 31, 2006	October 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

RENTAL INCOME	$7,709	$16,606	$20,305

OPERATING EXPENSES
Rent	5,564	10,868	14,451
General & Admin	1,344	2,348	4,502
Supplies	374	2,717	8,462
Professional Fees	9,067	14,428	14,428
Depreciation	367	727	970
Total Operating Expense	16,716	31,088	42,813

LOSS FROM OPERATIONS	(9,008)	(14,483)	(22,509)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(9,008)	$(14,483)	$(22,509)

NET LOSS PER SHARE,	$(0.01)	$(0.01)
BASIC AND DILUTED

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	1,000,000	1,000,000

See accompanying interim notes to these consolidated financial statements.

NEEMA, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
		Period from
	For the Six	January 16, 2006
	Months ended	(Inception) Through
	October 31, 2006	October 31, 2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net profit/loss	$(14,483)	$(22,509)
Adjustment to reconcile net loss
Depreciation	727	970
Changes in assets and liabilities:
(Increase) decrease accounts receivable	(2,061)	-
(Increase) decrease other assets	14	(3,569)
Increase (decrease) accrued liabilities	3,000	3,000
Increase (decrease) accounts payable	2,401	3,089
Increase (decrease) other liabilities	27,387	-
Net cash used in operating activities	16,985	(19,019)

Cash flows from investing activities:
Purchase of fixed assets	-	(7,587)
Net cash used in investing activities	-	(7,587)

Cash flows from financing activities:
Sale of common stock	-	5,000
Loan repayment	(17,680)	(17,680)
Proceeds from loans, related party	2,535	42,258
Net cash used in investing activities	(15,145)	29,578

Net increase (decrease) in cash	1,840	2,972

Cash, beginning of period	26,747	-
Cash, end of period	$28,587	$2,972

Supplemental Cash Flow Information:
Interest expense	$-	$-
Income tax paid	$-	$-

See accompanying interim notes to these consolidated financial statements.

NEEMA, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
October 31, 2006

	Common Stock			Deficit Accum
	Number of		Paid in	During Devt.	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, January 16, 2006 (inception)	-	$-	$-	$-	$-

Stock issued for cash on March 8, 2006 @ $0.005 per share	1,000,000	1,000	4,000	-	5,000

Net loss for the period ended April 30, 2006	-	-	-	(8,026)	(8,026)

Balance, April 30, 2006	1,000,000	$1,000	$4,000	$(8,026)	$(3,026)

Net loss for the six months ended October 31, 2006	-	-	-	(14,483)	(14,483)

Balance, October 31, 2006 (unaudited)	1,000,000	$1,000	$4,000	$(22,509)	$(17,509)

See accompanying interim notes to these consolidated financial statements.

NEEMA, INC. Condensed Notes to Consolidated Interim Financial Statements October 31, 2006

NOTE 1 - BASIS OF PRESENTATION

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As at October 31, 2006, the Company has a working capital deficit of approximately $27,407, and an accumulated deficit of approximately $22,509.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Cost Recognition
 The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, services have been rendered, and the seller's price to the buyer is determinable. Revenue is recognized as it is earned.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," (hereinafter "SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and

NEEMA, INC. Condensed Notes to Consolidated Interim Financial Statements October 31, 2006

codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operation.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument

NEEMA, INC. Condensed Notes to Consolidated Interim Financial Statements October 31, 2006

pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the year ended April 30, 2006, one of the Company's officers loaned the Company $19,723, which is uncollateralized, due on demand and bears no interest. As at year end, the Company had not repaid this loan.

During the year ended April 30, 2006, the Company issued an unsecured promissory note to Nigel Liang, an officer and director, for $20,000, due one year from execution date. In the event the promissory note is not repaid in full on before March 13, 2007, interest at the rate of 15% per annum may be charged at the option of the holder. In addition, if payment is not paid within 30 days of the due date, liquidated damages equal to 5% of the overdue amount will be added to the balance outstanding.

During the six months ended October 31, 2006, the Company's officers loaned the Company an additional $2,537. In the same period, the Company repaid one of its officers $17,680.

NOTE 4 - COMMON SHARES

The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the year ended April 30, 2006, the Company issued 1,000,000 shares of common stock for $5,000 cash.

In August 2006, the Company held an initial public offering of its shares of common stock. The offering is to sell a minimum of 1,200,000 up to 3,800,000 shares of $0.001 par value common stock at $0.05 per share for a period of 180 days from the date of the Company's prospectus and ending February 14, 2007.

During the period ending October 31, 2006, the Company received funds in the amount of $27,387 for the purchase of 547,500 common shares at $0.05 per share. As of the balance sheet date, the shares had not been issued, creating a timing issue and an equity liability was recorded on the balance sheet.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying condensed notes filed as part of this report.

For further information refer to the financial statements and notes for the year ended April 30, 2006 included in our SB-2 filed on October 25, 2006.

Forward-Looking Statements

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contain statements that constitute "forward-looking statements" within the meaning of Section27A of the Securities Act of 1933, and Section21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. The success of our business operations is dependent on factors such as the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, general competitive and economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

Results of Operations

For the six months ended October 31, 2006.

Revenues

Our revenues come directly from the rental of our facility to practitioners with whom True Health Studio has membership agreements. Revenues are collected on a cash basis, however recognized when earnings process is complete. Our revenues at Ocotber 31, 2006 were approximately $10,600.

Rent

True Health Studio leases premises from a Gold's Gym facility at a rate of approximately $1,800 a month. For the six months ended October 31, 2006, we have paid approximately $10,900 in rent.

Supplies

We incurred $2,717 in the six months ended October 31, 2006 for the purchase of supplies needed in setting up the facility. These include office supplies such as stationery for document organization and medical supplies such as gel packs.

Professional Fees

We incurred professional fees of $14,428 representing both legal and accounting expenses.

Net Income (Loss)

We incurred a loss of $14,483 for the six months ended October 31, 2006. Many of the expenses are one time expenses related to the setting up of the premises. There is no positive correlation between the number of practitioners we engage and our expenses; therefore, we do not expect to continue in a loss position as the fiscal year progresses.

Liquidity and Capital Resources

As of October 31, 2006, we had working capital deficit of $27,407.

Since inception, we financed operations through short term related party loans. To date, we have borrowed approximately $42,000 from our officers of which $17,680 has been repaid. Such funds have been used as working capital.

ITEM 3.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to this company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   Legal Proceedings

None.

ITEM 5.   Other Information

None.

ITEM 6.   Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEEMA, INC.

By: NIGEL LIANG
 Nigel Liang
Chief Executive Officer

Dated: December 15, 2006

By: AUDRA YAP
 Audra Yap
Chief Financial Officer

Dated: December 15, 2006