Form 10QSB
period 2007-01-31
NEEMA INC.
filed 2007-03-19
CIK 1368762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007

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

Check whether the issuer (1)filed all reports required to be filed by Section13 or 15(d) of the Exchange
Act during the past 12months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90days. Yes [X] No [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the
Exchange Act): Yes [ ] No [X]
As of January 31, 2007, the registrant had outstanding
______
shares of its $.001 par value Common
Stock.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I.

ITEM 1. Financial Statements.

NEEMA, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	January 31, 2007	April 30, 2006
	(Unaudited)
ASSETS
Current assets
Cash	45,431	26,747
TOTAL CURRENT ASSETS	45,431	26,747

Fixed assets, net	6,035	7,055

Other assets	3,384	3,583

TOTAL ASSETS	54,850	37,385

LIABILITIES & DEFICIT
Current liabilities
Accrued liabilities	3,807	-
Related party - accounts payable	5,542	688
Due to related party	25,118	39,723
Other liability - equity	43,125	-
TOTAL CURRENT LIABILITIES	77,592	40,411

Stockholders' Deficit
Common stock	1,000	1,000
25,000,000 shares authorized, $0.001 par
value; 1,000,000 shares issued and
outstanding
Additional paid in capital	4,000	4,000
Accumulated deficit	(27,742)	(8,026)
TOTAL STOCKHOLDERS' DEFICIT	(22,742)	(3,026)

TOTAL LIABILITIES & DEFICIT	54,850	37,385

See accompanying interim notes to these consolidated financial statements.

NEEMA, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the	For the	Period from
	Three Months	Nine Months	January 16, 2006
	ended	ended	(Inception) Through
	January 31, 2007	January 31, 2007	January 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

RENTAL INCOME	$4,783	$21,389	$25,088

OPERATING EXPENSES
Rent	4,764	15,632	19,215
General & Admin	1,232	3,721	5,875
Supplies	-	2,576	8,321
Professional Fees	3,713	18,142	18,142
Depreciation	307	1,034	1,277
Total Operating Expense	10,016	41,104	52,829

LOSS FROM OPERATIONS	(5,233)	(19,716)	(27,742)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(5,233)	$(19,716)	$(27,742)

NET LOSS PER SHARE,	$(0.01)	$(0.02)
BASIC AND DILUTED

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	1,000,000	1,000,000

See accompanying interim notes to these consolidated financial statements.

NEEMA, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
		Period from
	For the Nine	January 16, 2006
	Months ended	(Inception) Through
	January 31, 2007	January 31, 2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net profit/loss	$(19,716)	$(27,742)
Adjustment to reconcile net loss
Depreciation	1,034	1,277
Changes in assets and liabilities:		-
(Increase) decrease accounts receivable	-	-
(Increase) decrease other assets	199	(3,384)
Increase (decrease) accrued liabilities	3,807	3,807
Increase (decrease) accounts payable	-	688
Increase (decrease) other liabilities	43,125	43,125
Net cash used in operating activities	28,450	17,772

Cash flows from investing activities:
Purchase of fixed assets	-	(7,587)
Net cash used in investing activities	-	(7,587)

Cash flows from financing activities:
Sale of common stock	-	5,000
Loan repayment	(17,680)	(17,680)
Proceeds from loans, related party	7,914	47,926
Net cash used in investing activities	(9,766)	35,246

Net increase (decrease) in cash	18,684	45,431

Cash, beginning of period	26,747	-
Cash, end of period	$45,431	45,431

Supplemental Cash Flow Information:
Interest expense	$-	$-
Income tax paid	$-	$-

See accompanying interim notes to these consolidated financial statements.

NEEMA, Inc. (A Development Stage Company) Consolidated Statement of Stockholders' Deficit January 31, 2007

	Common Stock				Deficit Accum
	Number of			Paid in	during Devt.	Stockholders'
	Shares		Amount	Capital	Stage	Deficit

Balance, January 16, 2006 (inception)	-	$	- $	- $	-	$-

Stock issued for cash on March 8, 2006	1,000,000		1,000	4,000	-	5,000
@ $0.005 per share

Net loss for the period ended April 30, 2006	-		-	-	(8,026)	(8,026)

Balance, April 30, 2006	1,000,000		$1,000	$4,000	$(8,026)	$(3,026)

Net loss for the nine months ended January 31, 2007	-		-	-	(19,716)	(19,716)

Balance, January 31, 2007 (unaudited)	1,000,000		$1,000	$4,000	$(27,742)	$(22,742)

See accompanying interim notes to these consolidated financial statements.

NEEMA, INC.
Condensed Notes to Consolidated Interim Financial Statements
January 31, 2007

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As at January 31, 2007, the Company has a working capital deficit of $32,161 and an accumulated deficit of $27,742.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Cost Recognition

The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, services have been rendered, and the seller’s price to the buyer is determinable. Revenue is recognized as it is earned.

Recent Accounting Pronouncements

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This

NEEMA, INC.
Condensed Notes to Consolidated Interim Financial Statements
January 31, 2007

statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter :SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," (hereinafter "SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any the adoption of FIN 48 will have on its disclosure requirements.

NEEMA, INC.
Condensed Notes to Consolidated Interim Financial Statements
January 31, 2007

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

NEEMA, INC.
Condensed Notes to Consolidated Interim Financial Statements
January 31, 2007

the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the year ended April 30, 2006, one of the Company’s officers loaned the Company $19,723, which is uncollateralized, due on demand and bears no interest. As at year end, the Company had not repaid this loan.

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

During the nine months ended January 31, 2007, the Company’s officers loaned the Company an additional $7,914. In the same period, the Company repaid one of its officers $17,680.

NOTE 4 – COMMON SHARES

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

During the period ended October 31, 2006, the Company received funds in the amount of $27,375 for the purchase of 547,500 common shares at $0.05 per share. During the quarter ended January 31, 2007, the Company received additional funds in the amount of $15,750 for the purchase of 315,000 common shares at $0.05 per share. As of the balance sheet date, the shares had not been issued, creating a timing issue and an equity liability was recorded on the balance sheet.

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

Forward-Looking Statements

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contain statements that constitute “forward-looking statements” within the meaning of Section27A of the Securities Act of 1933, and Section21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. The success of our business operations is dependent on factors such as the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, general competitive and economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

Results of Operations

For the nine months ended January 31, 2007.

Revenues

     Our revenues come directly from the rental of our facility to practitioners with whom True Health Studio has membership agreements. Revenues are collected on a cash basis, however recognized when earnings process is complete. Our revenues at January 31, 2007 were approximately $21,400.

Rent

     True Health Studio leases premises from a Gold’s Gym facility at a rate of approximately $1,800 a month. For the nine months ended January 31, 2007, we have paid approximately $15,600 in rent.

Supplies

     We incurred $2,576 in the nine months ended January 31, 2007 for the purchase of supplies needed in setting up the facility. These include office supplies such as stationery for document organization and medical supplies such as gel packs.

Professional Fees

     We incurred professional fees of $18,142 representing both legal and accounting expenses.

Net Income (Loss)

     We incurred a loss of $19,716 for the nine months ended January 31, 2007. Many of the expenses are one time expenses related to the setting up of the premises. There is no positive correlation between the number of practitioners we engage and our expenses; therefore, we do not expect to continue in a loss position as the fiscal year progresses.

Liquidity and Capital Resources

As of January 31, 2007, we had working capital deficit of $32,161.

     Since inception, we financed operations through short term related party loans. To date, we have borrowed approximately $48,000 from our officers of which $17,680 has been repaid. Such funds have been used as working capital.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     None.

ITEM 5. Other Information

     None.

ITEM 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-
Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-
Oxley Act.
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEEMA, INC.

By: NIGEL LIANG
Nigel Liang
Chief Executive Officer

Dated: March 19, 2007

By: AUDRA YAP
Audra Yap
Chief Financial Officer

Dated: March 19, 2007