Form 10KSB
period 2007-04-30
NEEMA INC.
filed 2007-07-30
CIK 1368762

======================================================================================================================================

Form 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended: April 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
	For the transition period from	to

Commission file number 333-136027

Neema Inc.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4126700 (I.R.S. Employer Identification No.)

#215-2211 W. 4th Avenue, Vancouver, BC, Canada	V6K 4S2
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (604) 731-7789

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock	None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes   [X] No

=======================================================================================================================================

State issuer's revenues for its most recent fiscal year. $31,005

The number of shares outstanding the issuer's common stock, $.001 par value, was 2,200,000 as of July 18, 2007.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes [  ]; No [X]

	Table of Contents

PART I

Item 1.	Description of Business ........................................................................................................................................................................	4
Item 2.	Description of Property ........................................................................................................................................................................	10
Item 3.	Legal Proceedings ................................................................................................................................................................................	10
Item 4.	Submission of Matters to a Vote of Security Holders ............................................................................................................................	10

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small
	Business Purchases for Equity Securities ...............................................................................................................................................	10
Item 6.	Management's Discussion and Analysis or Plan of Operation ................................................................................................................	12
Item 7.	Index to Financial Statements ...............................................................................................................................................................	15
Item 8.	Changes In and Disagreements With Accountants on
	Accounting and Financial Control	32
Item 8A. Controls and Procedures .....................................................................................................................................................................		32
Item 8B. Other Information ................................................................................................................................................................................		32

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate
	Governance; Compliance with Section 16(a) of the Exchange Act .........................................................................................................	33
Item 10.	Executive Compensation ......................................................................................................................................................................	35
Item 11.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters ................................................................................................................................................................	36
Item 12.	Certain Relationships and Related Transactions, and Director
	Independence ......................................................................................................................................................................................	36
Item 13.	Exhibits ................................................................................................................................................................................................	36
Item 14.	Principal Accountants Fees and Services ..............................................................................................................................................	37

EXHIBIT INDEX ......................................................................................................................................................................................................		39

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical information contained in this Annual Report, the matters discussed below or elsewhere in this Annual Report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. VOIS Inc. (the "Company", "we" or "us") makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) the ability of the Company to earn revenues sufficient to pay its expenses, (b) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (c) regulatory or legal changes affecting the Company's business, and (d) the Company’s ability to secure necessary capital for general operating or expansion purposes. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected. Furthermore, there is no assurance that the Company's new line of business will be successfully launched or will be profitable since it depends, among other things, on (a) the ability of the Company to raise funds for this business, (b) the ability of the Company to put together the necessary team and infrastructure, (c) the successful development of our websites and products, and (e) the success of those opportunities in the marketplace.

ITEM 1. DESCRIPTION OF BUSINESS

General Information

NEEMA Inc., parent company to True Health Studio (THS), was incorporated under the laws of the State of Nevada on January 16, 2006, and commenced operations in March of 2006. Under its wholly-owned subsidiary and brand name True Health Studio, NEEMA will develop a store-in-store concept utilizing professional "alternative" health care providers who require equipment and space, as well as a flexible practicing experience. The first location was within a Gold’s Gym operation located on the campus of the University of British Columbia at #230-2155 Allison Road, Vancouver BC. In May 2007, THS determined this space was insufficient to carry out its business plan. THS terminated its lease at the University of British Columbia and opened another location at #200-4255 Arbutus Street, Vancouver, BC. THS intends to provide alternative healthcare services in the Vancouver lower mainland area, and thereafter, to expand into other regions.

We maintain our statutory registered agent's office in Carson City, Nevada and currently, our business operations are being conducted Vancouver, BC, Canada.

Liquidity and Financial Resources

As of April 30, 2007, the Company had $49,918 of cash on hand. The Company has incurred losses since inception aggregating $43,730 and has a working capital deficit of $65,396 at April 30, 2007. Management’s discussion and analysis and the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Our Business

General Information
NEEMA Inc., parent company to True Health Studio (THS), was incorporated under the laws of the State of Nevada on January 16, 2006, and commenced operations in March of 2006. Under its wholly-owned subsidiary and brand name True Health Studio, NEEMA will develop a store-in-store concept utilizing professional "alternative" health care providers who require equipment and space, as well as a flexible practicing experience. THS is located at #200-4255 Arbutus Street, Vancouver, BC. Initially, THS sites will be constructed to provide healthcare services in the Vancouver lower mainland area, and thereafter, to expand into other regions.

We maintain our statutory registered agent's office in Carson City, Nevada and currently, our business operations are being conducted Vancouver, BC, Canada.

Concept

We have developed and manage a store-in-store concept, utilizing professional alternative and complementary health care providers who require equipment and space, as well as a flexible, practicing environment. These multidisciplinary health centers provide high quality, cost effective, and integrative wellness solutions to patients.

We provide fully furnished facilities that offer a variety of alternative therapies and services, including, but not limited to, chiropractic care, massage therapy, acupuncture and Chinese traditional medicine. In the future, we intend to retail private label natural health products (a.k.a. nutriceuticals). We enlist practitioners as members of our facility so that they can use our amenities and services on a fee basis. By integrating a variety of alternative medicines with other health related services, our company provides numerous choices for the consumer in one location.

Our company provides an innovative, proactive and preventative model for addressing imminent healthcare concerns. Instead of being “reactive”, we provide a modern, active approach to fitness and healthcare. The company’s mandate is to develop the maximum health potential in its patients and clients by delivering premium healthcare and rehabilitative services. Traditional efforts are what we call reactive, that is, treating the patient after he has been stricken with illness or injury, and then obtaining the necessary treatments. Our approach, which emphasizes prevention and promotes good health, is much more proactive.

In the future, we endeavor to develop additional locations that will expand our concept to include physiotherapy, personal training, and corporate consultation and training. Therefore we see ourselves as a provider of facilities and services that cater to overall health and wellbeing.

We have implemented a ‘west coast’ feel in our studio. Following a holistic approach, our aim is to create an environment where patients will immediately feel relaxed and at ease. The traditional, clinical feel of physicians’ offices or hospital clinics will be replaced by a softer, warmer, and welcoming atmosphere that focuses on healing and the well-being. We believe that environment plays an important role in the treatment experience and as such, special attention will be given to design and layout, with the aim of creating an inviting and calming atmosphere.

The member practitioners are responsible for all aspects of the practice of complementary and alternative medicine (CAM) and the delivery of all services. All of the health professionals who are granted membership with THS, are licensed and certified to practice in the province of British Columbia. Each type of healthcare is regulated by their respective regulatory boards of the province. In addition, each practitioner is required to carry liability and malpractice insurance as per the law. Upon satisfaction that a potential candidate for membership is screened by our directors and is deemed acceptable, they must sign a membership agreement and must abide by a code of standards as laid out by the board of directors. We extend memberships only to those qualified practitioners who our directors have extensively screened, deemed to fit our corporate values and vision and have a proven ability to build a practice.

Company Strategy

Our operating strategy is to (i) provide consumers the opportunity to obtain, and the convenience of obtaining complementary traditional and alternative medical treatments in one location, (ii) furnish high quality patient care efficiently through the use of credentialing standards and standardized protocols, (iii) market THS on a coordinated basis and furnish our members management, marketing, financing and other advice and support, and (v) achieve operating efficiencies and economies of scale through the implementation of management information systems, the rotation of alternative health care practitioners, increased purchasing power with suppliers, and standardized protocols and service, administrative systems, and procedures.

Product and Service Description

What is alternative healthcare?

Complementary and alternative medicine (CAM) is a broad term to describe any approach to health and medicine (including treatment and prevention) that's outside the realm of conventional medicine and clinical practice in our healthcare system.

CAM is used to improve wellness, prevent disease or help treat health problems. A definition frequently referenced in research identifies alternative medicine as a group of diverse medical and health care systems, practices, and products that are not presently considered to be part of conventional medicine (medicine as practiced by medical doctor or doctors of osteopathy and by their allied health professionals, such as physical therapists, psychologists, and registered nurses). Alternative health care is often referred to as complementary and alternative health care.

Health Canada also refers to this type of healthcare as Complementary and Alternative Health Care or CAHC. In the past, CAHC was frequently defined as alternative to conventional health care but now due to the population’s increase use of this type of health as ‘complements’ to more conventional and traditional health care. The types of practices range in complexity from entire systems of medicine, such as Aboriginal healing and traditional Chinese medicine, to specific physical/spiritual/pharmacological interventions, such as reflexology, relaxation therapy and herbalism.

What products and services does THS provide?

Our company develops and manages a fully furnished health facility, based on a store-in-store concept that will utilize professional, alternative and complementary health care providers who require equipment and space, as well as a flexible, practicing experience. These multidisciplinary health centers provide high quality, cost effective, integrative wellness healthcare to patients.

At our existing and future studios, we are responsible for sourcing, securing and outfitting locations with specialized equipment for alternative healthcare and rehabilitation, providing a holistic and fitting ambience, and marketing the True Health Studio concept. This model allows the health professionals more flexibility as they can practice at a range of outlets in order to service a broader range of patients. We are a wholesaler of sorts, providing the facility not to the end user, but instead to those practitioners who will in turn service clients.

Description of our Products and Services

There are many different kinds of alternative therapies, and several ways to operate these kinds of businesses. The following are examples of services that will be available at THS:

Acupuncture
An ancient Chinese art based on the theory that Chi energy flows along meridians in the body, and can be stimulated by inserting fine needles at specific points. Acupuncture is used to treat asthma, addiction, arthritis, depression, anxiety, blood pressure disorder and problems with the digestive system.

Chiropractic is a system that focuses on the relationship between bodily structure (primarily that of the spine) and function, and how that relationship affects the preservation and restoration of health. Chiropractors use manipulative therapy as an integral treatment tool.

Natural Health Products (NHP) are defined as vitamins and minerals, herbal remedies, homeopathic medicines, traditional medicines such as traditional Chinese medicines, probiotics, and other products like amino acids and essential fatty acids. Natural health products are available for self care and self selection, and do not require a prescription to be sold. These products are used to prevent, diagnose or treat disease, restore or correct function, or maintain or promote health.

Massage or massotherapy is the manipulation of muscle and connective tissue to enhance function of those tissues and promote relaxation and well-being.

RISK FACTORS

RISKS RELATING TO OUR COMPANY

WE HAVE NOT OPERATED PROFITABLY AND HAVE A LIMITED OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US -- THEREFORE WE MAY NOT SURVIVE IF WE MEET SOME OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY ENCOUNTERED BY A START-UP COMPANY.

We incorporated on January 16, 2006. We have a limited operating history upon which prospective investors can judge our performance and our operations have not been profitable. We have not yet initiated all of our proposed product and service offerings and there is no guarantee that we will be able to complete development of all our proposed products and services. Any potential investor must consider our business and prospects in light of the risks and difficulties frequently encountered by companies in their early stages of development. These risks and difficulties include, but are not limited to, an unproven business system, lack of sufficient customers, lack of revenue or cash flow and required capital expenditures for leasehold improvements and inventory. We cannot be certain that our business strategy will be successful or that we will successfully address these risks. Our failure to address any of these risks associated above could harm our ability to operate profitably. Accordingly, there is no assurance that we will ever be profitable.

WE ARE DEPENDENT ON OUR ABILITY TO NEGOTIATE LEASE ARRANGEMENTS WITH GOLD’S GYM, AND OTHER OPERATORS OF HEALTH AND FITNESS FACILITIES.

While we have outgrown our initial studio leased space from Gold’s Gym at the University of British Columbia campus in Vancouver, we are currently in discussions with Gold’s Gym for subsequent locations of studios in additional Gold’s Gym health and fitness facilities. If these negotiations are unsuccessful, to proceed with our business plan to open additional studios, we would have to identify and negotiate arrangements with another equivalent large corporate health and fitness facility operator. There is no assurance that, if Gold’s Gym does not proceed to negotiate further arrangements with us, we would be able to identify another health and fitness facility operator or operators to replace Gold’s Gym as providing the leased sites for our studios.

WE MAY REQUIRE ADDITIONAL FUNDS TO ACHIEVE OUR CURRENT BUSINESS STRATEGY AND OUR INABILITY TO OBTAIN ADDITIONAL FINANCING WOULD INHIBIT OUR ABILITY TO EXPAND OR EVEN MAINTAIN OUR BUSINESS OPERATIONS.

We may need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. This financing may not be available when needed. Even if this financing is available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would inhibit our ability to implement our development strategy, and as a result, could require us or diminish or suspend our development strategy and possibly cease our operations. If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate planned openings of new studios. In addition, such inability to obtain financing on reasonable terms could have a negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put your investment dollars at significant risk.

WE MAY BE DELAYED IN OR UNABLE TO COMPLY WITH GOVERNMENTAL LAWS, RULES AND REGULATION RELATED TO OUR BUSINESS OPERATIONS, WHICH WOULD SEVERELY IMPACT OUR BUSINESS PLANS AND POSSIBLE REVENUES.

Our healthcare studio operations will be subject to extensive laws, rules and regulations. Various governmental permits are required and we are not assured of receiving such permits as and when we need them for our operations, if at all. In addition, existing, as well as future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the opening of our studios. The extent to which future legislation and/or regulations might affect our operations cannot be predicted. There is no assurance environmental, health or safety standards more stringent than those presently in effect will not be enacted, any of which could adversely affect our proposed business plans and result in the closure of our studios. See the “Description of Business”.

ALTHOUGH WE DO NOT HAVE ANY COMPETITION NOW, OTHER COMPANIES WITH GREATER RESOURCES AND OPERATING EXPERIENCE MAY ENTER THE MARKET FOR DEVELOPING MULTI-OUTLET ALTERNATIVE HEALTHCARE FACILITIES.

Other companies with greater resources could successfully compete with us and negatively affect our operations and our opportunity to achieve profitability. Some of the professionals that we would contract with, namely chiropractors, massage therapists or acupuncturists, may decide to develop their own brand or facilities that directly compete with NEEMA. Although we believe that our clinics will be competitive in the marketplace, we cannot assure you that these or other companies with greater experience and greater resources than us will not negatively affect our business prospects and impair our ability to achieve profitability.

OUR SERVICES MAY NOT BE ELIGIBLE FOR INSURANCE REIMBURSEMENT.

At this time, certain amount of our services are eligible for insurance reimbursement. We expect reimbursement to be approved for virtually all of our services in Canada. However, if insurance reimbursement is not available, sales and usage of our services would be adversely affected.

WE RELY HEAVILY ON OUR MANAGEMENT, AND THE LOSS OF THEIR SERVICES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

Our success is highly dependent upon the continued services of key members of our management, including our President, Dr. Nigel Liang and Secretary, Dr. Nicholas Wu. The loss of Drs. Liang and Wu could have a material adverse effect on us because each of these individuals has experience and skills upon which we draw heavily in our day-to-day operations, strategic planning and expansion activities.

BECAUSE OUR CURRENT OFFICERS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Nicholas Wu, the secretary and a director of the Company, currently devotes full time to the Company providing management services. Nigel Liang, the president and a director of the Company, currently devotes approximately between 10-15 hours per month to the Company, but will be available to assist Dr. Wu with some of his duties as and when needed. Audra Yap, the treasurer and a director of the Company, currently devotes 5 hours per month to the Company, but will be able to assist as needed. While our executive officers presently possess adequate time to attend to our interests, it is possible that the demands on them from their other obligations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

WE ARE SEEKING TO ENTER INTO LONG-TERM, NON-CANCELABLE LEASES; THEREFORE, ONE UNSUCCESSFUL LOCATION COULD SEVERELY IMPACT OUR PROFITABILITY.

In carrying out our plan to develop, own and operate alternative healthcare studios, we will attempt to enter into leases that are non-cancelable and range in term from three to five years. Any right to sublet or assignment will generally require prior approval of the landlord. If a studio location does not perform at a profitable level, and the decision is made to close the location, we could still be committed to perform our obligations under the lease terms, which would include, among other things, payment of the base rent for the balance of the respective lease term. If such a location closing were to occur at one of our locations and we were unable to sublet the premises, we would have a continuing rental obligation for the balance of the lease term with no offsetting revenues. Any such loss could severely impact our overall net profits.

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

As described in Note 2 of our accompanying financial statements, our limited revenues generated and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

EMPLOYEES

We currently have one employee and have four directors, namely, Nigel Liang, Nicholas Wu, Audra Yap and Eugene Liang.

REPORTS TO SECURITY HOLDERS

Neema is a reporting company under the Securities Exchange Act of 1934 and files reports with the Security and Exchange Commission (SEC). The company files Form 10-QSB quarterly reports, Form 10-KSB Annual Reports.

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

In February 2007, the Company terminated its lease with Gold’s Gym at the University of British Columbia due to limited space with which to carry out its business plan. In the same month, the Company entered into a lease term for a period of five years. The leased premises is approximately 840’ square. The Company is responsible for base rent of $8.96 per square foot per year for lease years one through five.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES.

There is currently no market for our common stock.

HOLDERS

As of July 18, 2007, there were 3 holders of record of the Company's common stock.

RECENT SALES OF UNREGISTERED SECURITIES

N/A

USE OF PROCEEDS FROM OUR OFFERING

Total proceeds	$60,000
Less: Estimated Offering Expenses	5,000

Proceeds to Us:	55,000

Rent and Utilities	7,500
Leasehold Improvements for additional outlets	4,000
Furniture and Equipment	8,000
Initial Inventory for Natural Health Products	4,500
Accounting and Legal	5,000
Working Capital	6,000
Repayment of Loan	20,000

Effective Date of Securities Act Registration Statement: August 18, 2006

Date of commencement of offering: August 25, 2007

Date of termination of offering, and if terminated whether it terminated before all securities were sold: July 19, 2007

Names of managing underwriters: NA

Title of class of securities registered: common stock

Selling stockholder information: NA

Expenses of offering incurred from the effective date of the registration statement to the end of fiscal year: None

None of these amounts constituted payments, direct or indirect to our directors, officers, or persons owning over 10% of the outstanding equity securities.

DESCRIPTION OF OUR COMMON STOCK

There are currently 1,000,000 shares of our Common Stock issued and outstanding as at April 30, 2007. Each holder of common stock is entitled to one vote for each share held on all matters to be voted upon by the stockholders. The shares of common stock do not have cumulative voting rights, which means that holders of more than 50% of the shares of common stock voting for the election of directors can elect all the directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OPERATION

BACKGROUND

NEEMA Inc., the parent company to True Health Studio (THS), was incorporated under the laws of the State of Nevada on January 16, 2006, and commenced operations in March of 2006. Under its wholly-owned subsidiary and brand name True Health Studio, NEEMA will develop a store-in-store concept utilizing professional "alternative" health care providers who require equipment and space, as well as a flexible practicing experience. The first location was within a Gold’s Gym operation located on the campus of the University of British Columbia at #230-2155 Allison Road, Vancouver BC. In May 2007, THS determined this space was insufficient to carry out its business plan. THS terminated its lease at the University of British Columbia and opened another location at #200-4255 Arbutus Street, Vancouver, BC. THS intends to provide alternative healthcare services in the Vancouver lower mainland area, and thereafter, to expand into other regions.

We maintain our statutory registered agent's office in Carson City, Nevada and currently, our business operations are being conducted in Vancouver, BC, Canada.

Results of Operations

Comparison of the year ended April 30, 2007 and the period ended April 30, 2006
Revenues for the year ended April 30, 2007 was $31,005 compared to $3,699 for the period ended April 30, 2006. The company was incorporated in January 2006, therefore the revenues recorded in fiscal 2006 was not a true reflection of expected revenues for a 12 month fiscal period. In 2007, our business grew which warranted the leasing of larger premises. Operating expenses in the year ended April 2007 was $66,709 compared to $11,725 in 2006. This was again due to the fact that fiscal 2006’s expenses reflected a truncated period and not a 12 month period. Net loss in the year ended April 2007 was $35,704 compared to $8,026 in 2006.

As at April 30, 2007, we had incurred losses since inception of $43,730.

PLAN OF OPERATION

Our first location opened in March 2006 and operated within Gold’s Gym located at #230-2155 Allison Road, Vancouver BC. In February, 2007, we determined that this space was insufficient to carry out our business plan. We terminated this lease and in April 2007, we opened a larger location at #200-4255 Arbutus Street, Vancouver, BC. The premises has five fully-equipped and furnished treatment rooms. The rooms have all necessary equipment and supplies to support our multidisciplinary practices. The hours of operation are 7 days a week, 12 hours per day. We have already engaged practitioners from chiropractic, massage therapy and traditional Chinese medicine backgrounds.

We are responsible for pre-alloting practitioner time slots at the beginning of each month. Initially due to limited cash resources, the manager and the practitioners will be taking bookings from the clients. In the future, as cash flows permit, we will investigate hiring dedicated staff and installing infrastructure to handle inquiries and booking. We will investigate a centralized booking model for patients as we develop and manage more locations.

Centralized Booking options that we will explore:

*	a central booking office where all booking requests for any outlet goes through one number

*	computer terminals at each location with special software that will link all outlets to a central database system

*	a combination of a central booking office, with a central database that is connected to terminals at each location

We will investigate the costs as well as the operational feasibility of these options.

As part of our marketing and development plan, we are in the process of creating a website that will provide information to prospective and current patients about our integrated complementary, alternative healthcare and wellness services. We also plan to offer wellness-oriented products, services and health information to patients and others through our website. We expect that such products will include vitamins, dietary supplements and educational information relative to certain illnesses and diseases. We also plan to use the website to facilitate communication with our member practitioners.

Our expansion strategy is to continue to develop and manage additional locations, to facilitate the development of integrated networks of affiliated physicians, chiropractors and other health care providers. We plan to continue to develop strategic alliances with other health facilities and clubs, corporations, government offices or other organizations. This will assist us in continuing to develop our brand recognition and maintain our advantages over our competitors.

Liquidity and Financial Resources

As of April 30, 2007, the Company had $49,918 of cash on hand. Through April 30, 2007, the Company was in the development stage and has generated revenues. However, it is not operating at full capacity. The Company has incurred losses since inception aggregating $43,730 and has working capital and stockholders' deficiencies of $65,396 at April 30, 2007. Management’s discussion and analysis and the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

To date, the Company has covered operating deficits through its financing activities. During the year ended April 30, 2007, the Company borrowed $30,146 from its officers. These amounts are uncollaterized, due on demand and bear no interest. As at April 30, 2007, the Company had not repaid any of the amounts due. During the year ended April 30, 2006, the Company issued an unsecured promissory note to its President for $20,000, due one year from execution date and bearing interest at 15% per annum. The Company is in default of the terms of this note as to principal and interest.

In September 2006, the Company commenced an SB-2 offering. Through April 30, 2007, the Company had raised $50,250 but has not yet issued the equivalent 1,005,000 shares of its common stock to investors in the offering. Subsequent to year end, we received an additional $10,000 for 200,000 shares of common stock. We will be issuing all shares under the offering subsequent to year end. We closed the offering on July 19, 2007.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are explained in Note 2 to the audited consolidated financial statements for the year ended April 30, 2007 in cluded in this Form 10KSB. We consider the following accounting policies to be critical given they involve estimates and judgments made by management and are important for our investors’ understanding of our operating results and financial condition.

Basis of Consolidation
The consolidated financial statements include the accounts of Neema, Inc. and its subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Revenue and Cost Recognition
The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, services have been rendered, and the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenue is not recognized until it is realized or realizable and earned.

Foreign Currency Translation Gains/Losses
The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt, which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

Long–Lived Assets
The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company must continually determine if a permanent impairment of its long-lived assets has occurred and write down the assets to their fair values and charge current operations for the measured impairment.

ITEM 7. FINANCIAL STATEMENTS

Board of Directors
Neema, Inc.
Vancouver, BC
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Neema, Inc. (a Nevada corporation and development stage company) as of April 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the period from January 16, 2006 (inception) through April 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neema, Inc. as of April 30, 2007 and 2006 and the results of its operations, stockholders’ deficit and cash flows for the years then ended and for the period from January 16, 2006 (inception) through April 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated no revenue. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this issue are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WILLIAMS & WEBSTER, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 24, 2007

NEEMA, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	April 30, 2007	April 30, 2006

ASSETS
Current assets
Cash	$49,918	$26,747
TOTAL CURRENT ASSETS	49,918	26,747

Fixed assets, net	23,083	7,055

Other assets	3,583	3,583

TOTAL ASSETS	76,584	37,385

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	1,330	-
Related party - accounts payable	4,298	688
Due to related party	53,571	39,723
Accrued liabilities	5,865	-
Other liability - equity	50,250	-
TOTAL CURRENT LIABILITIES	115,314	40,411

Stockholders' Deficit
Common stock
25,000,000 shares authorized, $0.001 par
value; 1,000,000 shares issued and
outstanding	1,000	1,000
Additional paid-in capital	4,000	4,000
Accumulated deficit during development stage	(43,730)	(8,026)
TOTAL STOCKHOLDERS' DEFICIT	(38,730)	(3,026)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$76,584	$37,385

The accompanying notes are an integral part of these financial statements.

NEEMA, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

			Period From
	For the Year	For the Period	January 16, 2006
	Ended	Ended	(Inception) Through
	April 30, 2007	April 30, 2006	April 30, 2007

RENTAL INCOME	$31,005	$3,699	$34,704

OPERATING EXPENSES
Rent	26,708	3,583	30,291
General and administrative	12,696	2,154	14,850
Supplies	4,107	5,745	9,852
Professional Fees	21,430	-	21,430
Depreciation	1,768	243	2,011
Total Operating Expenses	66,709	11,725	78,434

LOSS FROM OPERATIONS	(35,704)	(8,026)	(43,730)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(35,704)	$(8,026)	$(43,730)

NET LOSS PER SHARE,	$(0.04)	$(0.01)
BASIC AND DILUTED

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

NEEMA, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
April 30, 2007

	Common Stock			Deficit Accum
	Number of		Paid in	during Devt.	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, January 16, 2006 (inception)	-	$-	$-	$-	$-

Stock issued for cash on March 8, 2006	1,000,000	1,000	4,000	-	5,000
at $0.005 per share

Net loss for the period ended April 30, 2006	-	-	-	(8,026)	(8,026)

Balance, April 30, 2006	1,000,000	1,000	4,000	(8,026)	(3,026)

Net loss for the year ended April 30, 2007	-	-	-	(35,704)	(35,704)

Balance, April 30, 2007	1,000,000	$1,000	$4,000	$(43,730)	$(38,730)

The accompanying notes are an integral part of these financial statements.

NEEMA, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
			Period From
	For the Year	For the Period	January 16, 2006
	Ended	Ended	(Inception) Through
	April 30, 2007	April 30, 2006	April 30, 2007

Cash flows from operating activities:
Net profit/loss	$(35,704)	$(8,026)	$(43,730)
Adjustment to reconcile net loss
Depreciation	1,768	243	2,011
Changes in assets and liabilities:
(Increase) decrease other assets	-	(3,583)	(3,583)
Increase (decrease) accrued liabilities	5,865	-	5,865
Increase (decrease) accounts payable	1,330	-	1,330
Increase (decrease) related party accounts payable	3,610	688	4,298
Net cash used in operating activities	(23,131)	(10,678)	(33,809)

Cash flows from investing activities:
Purchase of fixed assets	(17,796)	(7,587)	(25,383)
Net cash used in investing activities	(17,796)	(7,587)	(25,383)

Cash flows from financing activities:
Sale of common stock	-	5,000	5,000
Cash from subscription agreements	50,250	-	50,250
Loan repayment	(17,922)	-	(17,922)
Proceeds from loans and advances, related party	31,770	40,012	71,782
Net cash used in investing activities	64,098	45,012	109,110

Net increase (decrease) in cash	23,171	26,747	49,918

Cash, beginning of period	26,747	-	-
Cash, end of period	$49,918	$26,747	$49,918

Supplemental Cash Flow Information:
Interest expense	$-	$-	$-
Income tax paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NEEMA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

NEEMA, Inc. ("the Company") was incorporated under the laws of the State of Nevada on January 16, 2006 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The Company has a total of 25,000,000 authorized shares with a par value of $0.001 per share and with 1,000,000 shares issued and outstanding as of April 30, 2007. The Company's year end for accounting purposes is April 30.

In March 8, 2006, the Company invested $5,000 to acquire 100% ownership in True Health Studio, Inc, a company incorporated under the laws of British Columbia, Canada. Under the brand name True Health Studio, NEEMA will develop a store-in-store concept utilizing professional "alternative" health care providers who require equipment and space, as well as a flexible practicing experience. The first location was within a Gold’s Gym operation located on the campus of the University of British Columbia at #230-2155 Allison Road,Vancouver BC. In May 2007, THS determined this space was insufficient to carry out its business plan. THS terminated its lease at the University of British Columbia and opened another location at #200-4255 Arbutus Street, Vancouver, BC.

The Company operates through its lone subsidiary, True Health Studio, Inc., which is a Canadian Corporation.

NEEMA, Inc. (the parent company) is now a holding company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of NEEMA, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company’s financial statements are prepared using the accrual method of accounting.

Comprehensive Income
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (hereinafter “SFAS No. 130”). SFAS No. 130 established standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS No. 130 is effective for periods beginning after December 15, 1997. The Company adopted this accounting standard.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. At April 30, 2007 and 2006, the Company did not have cash equivalents.

NEEMA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007

Costs Associated with Exit or Disposal Activities
In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (hereinafter “SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective for activities after December 31, 2002. There has been no impact on the Company’s financial position or results of operations from adopting SFAS No. 146.

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations. It is primarily engaged in providing workspace and supplies for professional practitioners of “alternative” health care.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At April 30, 2007 and 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings per Common Share
The Company adopted Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which simplifies the computation of earnings per share requiring the restatement of all prior periods.

NEEMA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. At April 30, 2007 and 2006, diluted net loss per share is the same as basic net loss per share, as there are no common stock equivalents outstanding

Fair Value of Financial Instruments
The carrying amounts for cash, deposits, prepaid expenses, receivables, accounts payable, loans payable, accrued liabilities, and convertible debt approximate their fair value.

Foreign Currency Translation Gains/Losses
The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt, which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss for the period ending April 30, 2007, and has an accumulated deficit $43,730 since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. During the year ended April 30, 2007, the Company raised approximately $52,000 which will allow it to continue its operations over the next twelve months. However, there are inherent uncertainties and management cannot provide assurances that it will be successful in its endeavors. See note 5.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. References herein to the Company include the Company and its subsidiaries, unless the context otherwise requires.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. See Note 3.

NEEMA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Recent Accounting Pronouncements
In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

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

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Revenue and Cost Recognition
The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, services have been rendered, and the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenue is not recognized until it is realized or realizable and earned.

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

NEEMA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property and equipment for purposes of computing depreciation are three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvements or the remaining term of the lease. The cost and related accumulated depreciation of property or equipment sold or otherwise disposed of are removed from the accounts and the resulting gains or losses are included in the statement of operations.

The following is a summary of property, equipment, leasehold improvements and accumulated depreciation and amortization:

	April 30, 2007	April 30, 2006
Computer hardware	$2,100	$1,818
Furniture & Fixtures	5,198	5,480
Leasehold Improvements	17,796	-
Subtotal	25,093	7,298
Less accum. Depreciation and amortization	2,011	243
Property and Equipment, net	$23,083	$7,055

Depreciation expense for the year ended April 30, 2007 and 2006, was $1,768 and $243, respectively. In accordance with the Financial Accounting Standards Board’s Statements of Financial Accounting Standards Statement No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), all of the Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 – INCOME TAXES

At April 30, 2007 and 2006, the Company had calculated deferred tax assets of approximately $15,000 and $2,700, respectively, at a combined federal and state expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

NEEMA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007

The significant components of the deferred tax assets at April 30, 2007 and 2006 were as follows:

	April 30,	April 30,
	2007	2006
Net operating loss carryforward:	$44,000	$8,000

Deferred tax asset	15,000	2,700
Deferred tax asset valuation allowance	(15,000)	(2,700)

Net deferred tax asset	$-	$-

At April 30, 2007 and 2006, the Company has net operating loss carryforwards of $ 44,000 and $8,000 respectively, which begin to expire in the year 2026 through 2027. The change in the allowance account from April 30, 2006 to April 30, 2007 was approximately $12,300.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the period ended April 30, 2006, the Company issued 1,000,000 shares of common stock for $5,000 cash.

In August 2006, the Company held an initial public offering of its shares of common stock. The offering is to sell a minimum of 1,200,000 up to 3,800,000 shares of $0.001 par value common stock at $0.05 per share for a period of 180 days from the date of the Company’s prospectus and ending February 14, 2007.

For the year ended April 30, 2007, the Company received funds in the amount of $50,250 for the purchase of 1,005,000 common shares at $0.05 per share. As of the balance sheet date and subsequent to year-end, the shares had not been issued, as the company had not reached its minimum required shares to be sold.

NOTE 6 – RELATED PARTIES

During the year ended April 30, 2007, and 2006 one of the Company had outstanding advances to one of its officers of $30,146, and $19,723, respectively, which is uncollateralized, due on demand and bears no interest. During the year ended April, 30 2007 the Company repaid $17,922 of the amount that was due to the officer. The officer advanced the company an additional $24,395 and paid $3,950 of expenses on behalf of the Company during the year ended April 30, 2007.

NEEMA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007

During the period ended April 30, 2006, the Company issued an unsecured promissory note to one of its officers and directors, for $20,000, due one year from execution date. In the event the promissory note is not repaid in full on or before March 13, 2007, interest at the rate of 15% per annum may be charged at the option of the holder. In addition, if payment is not paid within 30 days of the due date, liquidated damages equal to 5% of the overdue amount will be added to the balance outstanding. As of April 30, 2007, the Company had not paid the balance of the promissory note and accrued interest of $375 and a one time fee of $1,000 for liquidated damages. During the year ended April 30, 2007 the officer advanced the Company additional funds in the amount of $6,000 and paid $348 in expenses on behalf of the Company.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company rents office space in Vancouver, B.C., Canada for $2,263 per month under a lease which is effective from March 1, 2007 to February 29, 2012.

Future minimum lease payments under this operating lease at April 30, 2007 for the next five years are:

2008	$18,104
2009	$27,156
2010	$27,156
2011	$27,156
2012	$4,526

NOTE 8 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at one bank. Accounts at the institution are insured by the Canadian Depository Insurance up to $60,000 in Canadian funds. At April 30, 2007 the account did not exceed this limit.

NOTE 9 – SUBSEQUENT EVENTS

The Company closed its SB-2 offering on July 19, 2007.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None

ITEM 8A. CONTROLS AND PROCEDURES

As of the year ended April 30, 2007, covered by this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of Nigel Liang, the Company's Chief Executive Officer and Audra Yap, the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Annual Report on Form 10-KSB. There have been no changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

ITEM 8B.OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

All directors of the Company hold office until the next annual meeting of the Company's shareholders and until their successors are duly elected and qualified, or until their earlier death, resignation or removal. Executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.

The directors and executive officers of the Company are as follows:

Name	Age	Position
Dr. Nigel Liang	35	President, Chief Executive Officer and Director
Audra Yap	37	Treasurer, Chief Financial Officer and Director
Dr. Nicholas Wu	33	Secretary and Director
Eugene Liang	33	Director

NIGEL LIANG

Nigel Liang, D.C., has been the President, CEO and Chairman of the Board of Directors of the Company since inception, and one of the founders of the Company along with Dr. Wu. Dr. Liang is responsible for leading and guiding NEEMA, Inc. from its development and startup and through its continued expansion and growth. Dr. Liang has been in private practice since 1997. He owned and operated Chiropractic on 4th,

Vancouver B.C., from 1998 to 2002 and currently is the principal chiropractor at Dr. Nigel Liang & Associates. His practice philosophy emphasizes preventative healthcare and encourages patients to maximize their health potential. Dr. Liang is an active member in his community and his charitable work includes volunteer time with the Vancouver Triathlon, healthcare seminars, and corporate ergonomic training. Dr. Liang received his Doctorate of Chiropractic from Western States Chiropractic College in Portland, Oregon in 1997, and obtained a Bachelor of Arts in Political Science from the University of Western Ontario, London, Ontario in 1992.

AUDRA YAP

Audra Yap has been the Treasurer, CFO and Director of the Company since inception. Ms. Yap brings with her over 15 years financial accounting experience. In 1999, she joined Elgrande International Inc., Vancouver, B.C. as Controller and contributed her experience in corporate reporting, budgeting, information systems, and strategic planning and built a strong administrative team. As well, she established effective external relationships for Elgrande. Ms. Yap managed the implementation of Elgrande’s EDI and CRM systems and coordinated the development of its web-based active inventory management system. Prior to Elgrande, Ms. Yap was senior accountant at Mainframe Entertainment, Inc. from 1998 to 1999. From 1993 to 1998, she was Controller of Norenger Development Inc., a land development firm. Ms. Yap became a Certified General Accountant in 1998. She graduated from the University of Essex, England with a Bachelor of Arts (Honours) in Accounting and Financial Management in 1992.

NICHOLAS WU

Nicholas Wu, D.C., has been the Secretary and Director of the Company since inception, and one of the founders of our Company along with Dr. Liang. He currently devotes full time to the Company and is responsible for overseeing the operations and ensuring that True Health Studio follows our vision and strategy as the Company grows. He is guided by the vision to create a multi-unit healthcare franchise whereby individuals are to receive consistent alternative healthcare at all locations. He plans to implement a system and structure that will assure the consumers that they will receive the same quality care from every practitioner and studio. Dr. Wu attended the University of British Columbia majoring in Microbiology until he was accepted to Palmer West Chiropractic College. He received his Doctorate in Chiropractic in 2002. He has been in private practice since 2003. In 2004 he helped open up Onebodyworks, an executive style gym with Eugene Liang, also a director of the Company.

EUGENE LIANG

Eugene Liang, has been a Director of the Company since inception and will act in an advisory role. Mr. Liang has been a member of the core medical staff for the University of British Columbia National Swim Center for the past six years. He is the Massage Therapist and Strength Coach for the UBC National Swim Center, UBC Varsity Swim Team and UBC Dolphins Swim Club. He has contributed to the success of world record holders, Olympic team members and six out of nine consecutive national titles. Mr. Liang has also traveled extensively with the National Team on numerous training camps, Olympic Trials, and Commonwealth Trials. Along with his commitment to the university, Mr. Liang has opened and managed a successful executive-style gym for the last two years. This project was funded personally to create an environment to further develop all types of athletes with the tools that he has learned and developed at the elite level. This project has been instrumental in the development of the physical education at the high school level, community health awareness, and individual goal achievement. Sharing his knowledge has extended into the teaching field as well. Mr. Liang has consistently given back to the profession of Massage Therapy by lecturing at the West Coast College of Massage Therapy in Athletic Treatment and Assessment as a Primary Instructor.

Eugene Liang is the brother of THS president, Nigel Liang. Audra Yap is the wife of Nigel Liang.

AUDIT COMMITTEE

We do not have a separate Audit Committee. Our full Board of Directors performs the functions usually designated to an Audit Committee.

CODE OF BUSINESS CONDUCT AND ETHICS

We have a corporate code of business conduct and ethics in place that includes a code of ethics for our officers and employees as to workplace conduct, dealings with customers, compliance with laws, improper payments, conflicts of interest, insider trading, company confidential information, and behavior with honesty and integrity. Our Code of Conduct is available upon request at no charge to any shareholder.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form

Nigel Liang, CEO	-	-	-
Audra Yap, CFO	-	-	-
Nicholas Wu, Director	-	-	-
Eugene Liang, Director	-	-	-

ITEM 10. EXECUTIVE COMPENSATION

Our current officers receive no compensation. The current Board of Directors is comprised of Dr. Nigel Liang, Dr. Nicholas Wu, Ms. Audra Yap, and Mr. Eugene Liang.

SUMMARY COMPENSATION TABLE

Name and	Year	Salary	Bonus	Stock	Option	Non-Equity	Change in	All Other	Total
Principal		($)	($)	Awards	Awards	Incentive	Pension Value	Compen-	($)
Position				($)	($)	Plan	and Nonquali-	Sation
						Compensation	fied Deferred
						($)	Compensation
							Earnings
							($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Nigel Liang,	2007	-	-	-	-	-	-	-	-
President
Nicholas Wu,	2007	-	-	-	-	-	-	-	-
Secretary
Audra Yap,	2007	-	-	-	-	-	-	-	-
Treasurer

Dr. Nicholas Wu currently devotes full time to the Company. The other officers currently devote an immaterial amount of time to manage the affairs of the company. Dr. Liang currently devotes approximately 10 - 15 hours per week, and Ms. Yap 5-10 hours a month. They have agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management salaries. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no current employment agreements between the Company and its executive officers or annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries.

DIRECTORS' COMPENSATION

At this time, we do not compensate directors in their capacity as such nor do we compensate our directors for attendance at meetings. We do reimburse our officers and directors for reasonable expenses incurred in the performance of their duties.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of our common stock by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock, based on 1,000,000 shares of common stock issued and outstanding as of July 18, 2007.

Name and Address of		Percentage of
Beneficial Owner	No. of Shares	Outstanding Shares
Nigel Liang	400,000	40%
215-2211 W. 4th Avenue
Vancouver, BC
V6K 4S2, Canada

Nicholas Wu	400,000	40%
230-2155 Allison Road
Vancouver, BC
Canada

Audra Yap	200,000	20%
1638 W. 64th Avenue
Vancouver, BC
V6P 2P1, Canada

All Officers and Directors as a	1,000,000	100%
Group

(1) Each of the persons named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his or her direct holdings in the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 8, 2006, a total of 1,000,000 shares of Common Stock were issued to Dr. Liang, Dr. Wu and Ms. Yap in exchange for cash in the amount of $5,000 U.S., or $.005 per share.

On March 13, 2006, we issued a promissory note to Nigel Liang, an officer and director, whereby Dr. Liang advanced us a total of $20,000 as a loan to allow us to secure the lease and open our first studio. The loan was to be repaid in full within 12 months at no interest. The promissory note was not repaid in full on or before March 13, 2007, and interest at the rate of 15% per annum was recorded at April 30, 2007.. In addition, payment was not made within 30 days of the due date, and liquidated damages equal to 5% of the overdue amount was recorded at April 30, 2007, in accordance with the promissory note signed by the company.

During the year ended April 30, 2007, Dr. Nicholas Wu advanced us $30,146, which is uncollaterized, due on demand and bears no interest.

ITEM 13. EXHIBITS

(a)	Exhibits

	3.1	Articles of Incorporation of the Company (incorporated herein by reference to the Company's Form SB-2 filed with the Commission (File No. 333-136027))

	3.2	By-Laws of the Company (incorporated herein by reference to the Company's Form SB-2 filed with the Commission (File No.333-136027))

	10.1	Specimen Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Form SB-2 filed with the Commission (File No.333-136027).

	10.3	Lease, dated February 12, 2007, between the Company and Arbutus Village Holdings Ltd.*

	14	Neema Inc. Code of Conduct*

	31.1	Certification of Chief Executive Officer Under Section 302 of The Sarbanes Oxley Act of 2002.*

	31.2	Certification of Chief Financial Officer Under Section 302 of The Sarbanes Oxley Act of 2002.*

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.*

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.*

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees:	Year ended April 30, 2007	$18,770
	Year ended April 30, 2006	$5,000
Audit Related Fees:	Year ended April 30, 2007	-
	Year ended April 30, 2006	-

Tax Fees:	Year ended April 30, 2007	-
	Year ended April 30, 2006	-
All Other Fees:	Year ended April 30, 2007	-
	Year ended April 30, 2006	-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neema Inc.
(Registrant)

By: NIGEL LIANG
Nigel Liang, President, Chief Executive Officer and
Director

Dated: July 30, 2007

By: AUDRA YAP
Audra Yap, Chief Financial Officer and Director

Dated: July 30, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

AUDRA YAP	Chief Financial Officer	July 30, 2007
Audra Yap

NIGEL LIANG	President and Director	July 30, 2007
Nigel Liang

NICHOLAS WU	Secretary and Director	July 30, 2007
Nicholas Wu

EUGENE LIANG	Director	July 30, 2007
Eugene Liang

EXHIBIT INDEX

Exhibit Number	Description

10.3	Lease Agreement dated February 12, 2007 between the Company and Arbutus Village
Holdings Ltd.

14	Neema Inc. Code of Conduct

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.