Form 10QSB
period 2007-07-31
NEEMA INC.
filed 2007-09-20
CIK 1368762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-QSB

☑QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007

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

Issuer’s telephone number: (604) 731-7789

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes þ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No þ
As of July 31, 2007, the registrant had outstanding 2,205,000 shares of its $.001 par value Common Stock.
Transitional Small Business Disclosure Format: Yes ☐ No þ

PART I.

ITEM 1. Financial Statements

NEEMA, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	July 31, 2007	April 30, 2007
	(Unaudited)

ASSETS
Current assets
Cash	57,245	49,918
TOTAL CURRENT ASSETS	57,245	49,918

Fixed assets, net	21,658	23,083

Other assets	1,744	3,583

TOTAL ASSETS	$80,647	$76,584

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	-	1,330
Related party - accounts payable	-	4,298
Due to related party	62,760	53,571
Accrued liabilities	13,607	5,865
Other liability - equity	-	50,250
TOTAL CURRENT LIABILITIES	76,367	115,314

Stockholders' Deficit
Common stock
25,000,000 shares authorized, $0.001 par
value; 2,205,000 and 1,000,000 shares issued and
outstanding, respectively	2,205	1,000
Additional paid-in capital	63,045	4,000
Accumulated deficit during development stage	(60,970)	(43,730)
TOTAL STOCKHOLDERS' DEFICIT	4,280	(38,730)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$80,647	$76,584

See accompanying interim notes to these consolidated financial statements

NEEMA, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the three	For the three	From Inception
	months ended	months ended	January 16, 2006
	July 31, 2007	July 31, 2006	Through July 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

RENTAL INCOME	$10,011	$8,897	$44,715

OPERATING EXPENSES
Rent	6,644	5,304	36,935
General and administative	6,762	1,004	21,612
Supplies	-	2,343	9,852
Professional Fees	11,764	5,361	33,194
Depreciation	1,331	360	3,342
Total Operating Expenses	26,501	14,372	104,935

LOSS FROM OPERATIONS	(16,490)	$(5,475)	(60,220)

OTHER INCOME (EXPENSE)
Interest expense	750	-	750
Total Other Income (Expense)	750	-	750.00

LOSS BEFORE INCOME TAXES	(17,240)	(5,475)	(60,970)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(17,240)	$(5,475)	$(60,970)

NET LOSS PER SHARE,	$(0.01)	$(0.01)
BASIC AND DILUTED

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	1,401,667	$1,000,000

See accompanying interim notes to these consolidated financial statements

NEEMA, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the quarter	For the quarter		From Inception
	ended	ended		January 16, 2006
	July 31, 2007	July 31, 2006		Through July 31, 2007
	(Unaudited)	(Unaudited)		(Unaudited)

Cash flows from operating activities:
Net profit/loss	$(17,240)	$(5,475)		$(60,970)
Adjustment to reconcile net loss
Depreciation	1,331	360		3,342
Changes in assets and liabilities:
(Increase) decrease other assets	1,839	47		(1,744)
Increase (decrease) accrued liabilities	7,742	-		13,607
Increase (decrease) accounts payable	(1,330)	2,731
Increase (decrease) related party accounts payable	(4,204)	(688)
Net cash used in operating activities	(11,862)	(3,025)		(45,671)

Cash flows from investing activities:
Purchase of assets	-	-		(25,383)
Net cash used in investing activities	-	-		(25,383)

Cash flows from financing activities:
Sale of common stock	-	-		5,000
Cash from subscription agreements	10,000	-		60,250
Loan repayment	-	(17,680)		(17,922)
Proceeds from loans and advances, related party	9,189	2,416		80,971
Net cash used in investing activities	19,189	(15,264)		128,299

Net increase (decrease) in cash	7,327	(18,289)		57,245

Cash, beginning of period	49,918	26,747
Cash, end of period	$57,245	$8,458		$57,245

Supplemental Cash Flow Information:
Interest expense	$-	$-	$
Income tax paid	$-	$-	$

See accompanying interim notes to these consolidated financial statements

NEEMA, INC.
Condensed Notes to Consolidated Interim Financial Statements
July 31, 2007

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended April 30, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As at July 31, 2007, the Company has a working capital deficit of approximately $19,100, and an accumulated deficit of approximately $61,000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Cost Recognition
The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, services have been rendered, and the seller’s price to the buyer is determinable. Revenue is recognized as it is earned.

NEEMA, INC.
Condensed Notes to Consolidated Interim Financial Statements
July 31, 2007

NOTE 3 – COMMON STOCK

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

In August 2006, the Company held an initial public offering of its shares of common stock. The offering was to sell a minimum of 1,200,000 up to 3,800,000 shares of $0.001 par value common stock at $0.05 per share. This offering was closed on July 19, 2007.

For the year ended April 30, 2007, the Company received funds in the amount of $50,250 for the purchase of 1,005,000 common shares at $0.05 per share. During the period ended July 31, 2007, the Company received an additional $10,000 for the purchase of 200,000 common shares at $0.05. As of July 31, 2007, the 1,205,000 shares were deemed to be issued for the proceeds received totaling $60,250.

NOTE 4 – RELATED PARTIES

During the year ended April 30, 2007, the Company had received $53,571 from its officers. During the quarter ended July 31, 2007, one of its officers paid $9,189 in expenses on behalf of the Company for a total of $62,720.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying condensed notes filed as part of this report.

For further information refer to the financial statements and notes for the year ended April 30, 2007 included in our 10-KSB filed on July 30, 2007.

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

Results of Operations
Comparison of the three months ended July 31, 2007 and July 31, 2006.

Revenues
Our revenues come directly from the rental of our facility to practitioners with whom True Health Studio has membership agreements. Revenues are collected on a cash basis, however, recognized when earnings process is complete. In the quarter ended July 31, 2007, we earned $10,011 in rental income, a 12.5% increase over rental income of $8,897 for the same period in 2006. The increase in revenue is due to the additional number of practitioners using the facilities to service their patients.

Rent
True Health Studio currently leases premises at a rate of approximately $2,200 a month. In the period ended July 31, 2006, our leased premises were smaller and at a rate of approximately $1,800 a month. Increased rental expense reflects this change.

General and Administrative
We incurred $6,762 in general and administrative expenses in the three months ended July 31, 2007 compared to $1,004 in the same period in 2006. This includes approximately $5,100 in transactional foreign exchange loss and the cost of one employee hired in the quarter.

Professional Fees
We incurred $11,764 in professional fees in the three months ended July 31, 2007 compared to $5,361 in the same period ended July 31, 2006. This increase in professional fees is due to the legal and accounting costs related to the filing of our annual report in July 2007.

Net Income (Loss)
We incurred a loss of $17,240 for the three months ended July 31, 2007 compared to a loss of $5,475 for the three months ended July 31, 2006. While our revenues were higher than in the period ended 2006, our expenses were 84% higher than those in the same period, leading to a larger loss position in the three months ended July 31, 2007.

Liquidity and Capital Resources

As of July 31, 2007, we had a working capital deficit of $19,122.

Since inception, we financed operations through short term related party loans. To date, we have borrowed approximately $81,000 from our officers of which $17,680 has been repaid. Such funds have been used as working capital.

We continue to work towards 100% capacity at our new location and to review practitioners to evaluate their compatibility and suitability for our studio. As this is accomplished and as our costs stabilize, we will achieve positive cash flow.

We currently has no plans to raise additional capital as of July 31, 2007.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings
None.

ITEM 5. Other Information
None.

ITEM 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (CEO)
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (CFO)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEEMA, INC.

By: NIGEL LIANG
Nigel Liang
Chief Executive Officer

Dated: July 19, 2007

By: AUDRA YAP
Audra Yap
Chief Financial Officer

Dated: July 19, 2007