Form 10QSB
period 2007-10-31
NEEMA INC.
filed 2007-12-14
CIK 1368762

======================================================================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007

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

As of October 31, 2007, the registrant had outstanding shares of its $.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes [   ] No [X]

========================================================================================================================================

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Consolidated Balance Sheets as of October 31, 2007 (unaudited) and April	3
30, 2007

Consolidated Statements of Operations for the Three Months and Six	4
Months ended October 31, 2007 (unaudited) and October 31, 2006
(unaudited)

Consolidated Statements of Cash Flows for the Six Months ended October	5
31, 2007 (unaudited) and October 31, 2006 (unaudited)

Condensed Notes to Unaudited Consolidated Interim Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	7

Item 3. Controls and Procedures	8

PART II. OTHER INFORMATION	9

Item 1. Legal Proceedings	9

Item 5. Other Information	9

Item 6. Exhibits	9

SIGNATURE PAGE	10

PART I.

ITEM 1.   Financial Statements

NEEMA, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	October 31, 2007
	(unaudited)	April 30, 2007

ASSETS
Current assets
Cash	2,592	49,918
TOTAL CURRENT ASSETS	2,592	49,918

Fixed assets, net	19,835	23,083

Other assets	2,474	3,583

TOTAL ASSETS	$24,901	$76,584

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	-	1,330
Related party - accounts payable	-	4,298
Due to related party	10,274	53,571
Accrued liabilities	16,393	5,865
Other liability - equity	-	50,250
TOTAL CURRENT LIABILITIES	26,667	115,314

Stockholders' Deficit
Common stock
25,000,000 shares authorized, $0.001 par
value; 2,205,000 and 1,000,000 shares issued and
outstanding, respectively	2,205	1,000
Additional paid-in capital	63,045	4,000
Accumulated comprehensive deficit during development stage	(67,016)	(43,730)
TOTAL STOCKHOLDERS' DEFICIT	(1,766)	(38,730)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$24,901	$76,584

See accompanying interim notes to these consolidated financial statements

	NEEMA, Inc.
	(A Development Stage Company)
Consolidated Statements of Operations

					From Inception
	For the three	For the three	For the six	For the six	January 16, 2006
	months ended	months ended	months ended	months ended	through
	October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006	October 31, 2007

RENTAL INCOME	$12,763	$7,709	$22,774	$16,606	$57,478

OPERATING EXPENSES
Rent	7,678	5,564	14,322	10,868	44,613
General and administrative	4,368	1,344	7,032	2,348	21,882
Supplies	-	374	-	2,717	9,852
Professional Fees	2,569	9,067	14,333	14,428	35,763
Depreciation	1,575	367	2,906	727	4,917
Total Operating Expenses	16,190	16,716	38,593	31,088	117,027

LOSS FROM OPERATIONS	$(3,428)	$(9,008)	$(15,820)	$(14,483)	$(59,551)

OTHER INCOME (EXPENSE)
Interest Expense	(88)	-	(838)	-	(838)
Total Other Income (Expense)	(88)		(838)		(838)

LOSS BEFORE INCOME TAXES	$(3,516)	$(9,008)	$(16,658)	$(14,483)	$(60,389)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(3,516)	$(9,008)	$(16,658)	$(14,483)	$(60,389)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign exchange gain (loss)	(4,362)	-	(6,627)	-	(6,627)

COMPREHENSIVE NET LOSS	$(7,878)	$(9,008)	$(23,285)	$(14,483)	$(67,016)

NET LOSS PER SHARE,	$(0.00)	$(0.01)	$(0.01)	$(0.01)
BASIC AND DILUTED

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	1,401,667	1,000,000	1,401,667	1,000,000

See accompanying interim notes to these consolidated financial statements

NEEMA, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the six months	For the six months	From Inception
	ended	ended	January 31, 2006
	October 31, 2007	October 31, 2006	through October 31, 2007

Cash flows from operating activities:
Net profit/loss	$(16,658)	$(14,483)	$(60,389)
Adjustment to reconcile net loss
Depreciation	2,906	727	4,917
Changes in assets and liabilities:
(Increase) decrease accounts receivable		(2,061)	-
(Increase) decrease other assets	1,109	14	(2,474)
Increase (decrease) accrued liabilities	10,527	3,000	16,392
Increase (decrease) accounts payable	(1,330)	2,401	-
Increase (decrease) related party a/p	(4,298)	27,387	-
Net cash used in operating activities	(7,744)	16,985	(41,553)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(25,382)
Net cash used in investing activities	-	-	(25,382)

Cash flows from financing activities:
Sale of common stock	-	-	5,000
Cash from subscription agreements	10,000	-	60,250
Loan repayment	(51,059)	(17,680)	(68,981)
Proceeds from loans and advances, related party	1,816	2,535	73,598
Net cash used in investing activities	(39,243)	(15,145)	69,867

Net increase (decrease) in cash	(46,987)	1,840	2,931

Other comprehensive income (loss)	(339)	-	(339)

Cash, beginning of period	49,918	26,747	-
Cash, end of period	$2,592	$28,587	$2,592

Supplemental Cash Flow Information:
Interest expense	$838	$-	$838
Income tax paid	$-	$-	$-

See accompanying interim notes to these consolidated financial statements

NEEMA, INC.
Condensed Notes to Consolidated Interim Financial Statements
October 31, 2007

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As at October 31, 2007, the Company has a working capital deficit of approximately $24,075, and an accumulated deficit of approximately $67,000.

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

NEEMA, INC.
Condensed Notes to Consolidated Interim Financial Statements
October 31, 2007

For the year ended April 30, 2007, the Company received funds in the amount of $50,250 for the purchase of 1,005,000 common shares at $0.05 per share. During the period ended July 31, 2007, the Company received an additional $10,000 for the purchase of 200,000 common shares at $0.05. As of July 31, 2007, the 1,205,000 shares were deemed to be issued for the proceeds received totaling $60,250.

NOTE 4 – RELATED PARTIES

During the year ended April 30, 2007, the Company had received $53,571 from its officers. During the six months ended October 31, 2007, one of its officers paid $1,816 in expenses on behalf of the Company for a total of $55,387. During the quarter ended October 31, 2007, the company repaid its officers a total of $51,059, $20,000 of which was repayment of a promissory note.

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

Results of Operations

Comparison of the three months and six months ended October 31, 2007 and October 31, 2006.

Revenues

Our revenues come directly from the rental of our facility to practitioners with whom True Health Studio has membership agreements. Revenues are collected in cash, however, recognized when earnings process is complete.

In the quarter ended October 31, 2007, the Company earned $12,763 in rental income, a 66% increase over rental income of $7,709 for the same period in 2006. The increase in revenue is due to the additional number of practitioners using the facilities to service their patients. In the six months ended October 31, 2007, revenues were $22,774, compared to $16,606 in the same period ended 2006, an increase of 37%.

Rent

True Health Studio currently leases premises at a rate of approximately $2,200 a month.

In the quarter ended October 31, 2007, rental expense was $7,678. In the same period ended 2006, rental expense was $5,564. In the six months ended October 31, 2007, rental expense was $14,322, compared to $10,868 in the same period ended 2006. In the period ended October 31, 2006, our leased premises were smaller and at a rate of approximately $1,800 a month. Increased rental expense at our new location reflects this change.

General and Administrative

We incurred $4,368 in general and administrative expenses in the three months ended October 31, 2007, an increase of 225% compared to $1,344 in the same period in 2006. For the six months ended October 31, 2007, we incurred $7,032 in general and administrative expenses, an approximate 200% increase from $2,348 incurred the same period in 2006. The reason for increased expenses is the addition of staffing in the current fiscal year, new monthly payments for gait analysis equipment, as well as foreign exchange loss incurred.

Net Income (Loss)

We incurred a loss of $3,428 for the three months ended October 31, 2007 compared to a loss of $9,008 for the three months ended October 31, 2006. For the six months ended October 31, 2007, we incurred a loss of $15,820 compared to a loss of $14,483 for the same period ended 2006. While our revenues were higher than in the period ended 2006, our expenses for the six months were 24% higher than those in the same period, leading to a larger loss position.

Liquidity and Capital Resources

As of October 31, 2007, we had a working capital deficit of $24,075.

Since inception, we financed operations through short term related party loans. To date, we have borrowed approximately $79,250 from our officers of which $68,980 has been repaid. Such funds have been used as working capital.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEEMA, INC.

By: NIGEL LIANG

Nigel Liang
Chief Executive Officer

Dated: December 14, 2007

By: AUDRA YAP

Audra Yap
Chief Financial Officer

Dated: December 14, 2007