Form 10QSB
period 2008-01-31
NEEMA INC.
filed 2008-03-13
CIK 1368762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008

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

Issuer’s telephone number: (604)731-7789

Check whether the issuer (1)filed all reports required to be filed by Section13 or 15(d) of the Exchange
Act during the past 12months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90days.
Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the
Exchange Act):
Yes		No	X

As of January 31, 2008, the registrant had outstanding _______________ shares of its $.001 par value Common Stock.

Transitional Small Business Disclosure Format:
Yes		No	X

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3

Item1. Financial Statements	3

Consolidated Balance Sheets as of January 31, 2008 (unaudited) and April 30, 2007	3

Consolidated Statements of Operations for the Three Months and Nine Months ended January	4
31, 2008 (unaudited) and January 31, 2007 (unaudited)

Consolidated Statements of Cash Flows for the Nine Months ended January 31, 2008	5
(unaudited) and January 31, 2007 (unaudited)

Condensed Notes to Unaudited Consolidated Interim Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	8

Item 3. Controls and Procedures	9

PART II. OTHER INFORMATION	10

Item 1. Legal Proceedings	10

Item 5. Other Information	10

Item 6. Exhibits	10

SIGNATURE PAGE	11

PART I.

ITEM 1. Financial Statements

NEEMA, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	unaudited
	January 31, 2008	April 30, 2007

ASSETS
Current assets
Cash	1,972	49,918
TOTAL CURRENT ASSETS	1,972	49,918

Fixed assets, net	18,666	23,083

Other assets	2,369	3,583

TOTAL ASSETS	23,007	76,584

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	-	1,330
Related party - accounts payable	-	4,298
Due to related party	16,871	53,571
Accrued liabilities	15,725	5,865
Other liability - equity	-	50,250
TOTAL CURRENT LIABILITIES	32,595	115,314

Stockholders' Deficit
Common stock

	2,205	1,000
Additional paid-in capital	63,045	4,000
Accumulated deficit during development stage	(74,838)	(43,730)
TOTAL STOCKHOLDERS' DEFICIT	(9,588)	(38,730)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$23,007	$76,584
The accompanying notes are an integral part of these financial statements.
F-1

NEEMA, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

					From Inception
	For the three	For the three	For the nine	For the nine	January 16, 2006
	months ended	months ended	months ended	months ended	through
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007	January 31, 2008

RENTAL INCOME	$9,510	$4,783	$32,284	$21,389	$66,988

OPERATING EXPENSES
Rent	6,626	4,764	20,948	15,632	51,239
General and administrative	3,567	1,232	10,599	3,721	25,449
Supplies	188	-	188	2,576	10,040
Professional Fees	6,152	3,713	20,485	18,142	41,915
Depreciation	1,268	307	4,174	1,034	6,185
Total Operating Expenses	17,801	10,016	56,394	41,104	134,828

LOSS FROM OPERATIONS	(8,290)	(5,233)	(24,109)	(19,716)	$(67,840)

OTHER INCOME (EXPENSE)
Interest Expense	35	-	(803)	-	(803)
Total Other Income (Expense)	35		(803)		(803)

LOSS BEFORE INCOME TAXES	(8,255)	(5,233)	(24,912)	(19,716)	$(68,643)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(8,255)	$(5,233)	$(24,912)	$(19,716)	$(68,643)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign exchange gain (loss)	(432)		(6,196)

COMPREHENSIVE NET LOSS	$(8,687)	$(5,233)	$(31,108)	$(19,716)	$(68,643)

NET LOSS PER SHARE,	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$
BASIC AND DILUTED

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	1,401,667	1,000,000	1,401,667	1,000,000

The accompanying notes are an integral part of these financial statements.

NEEMA, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From Inception
	For the nine months	For the nine months	January 31, 2006
	ended	ended	through
	January 31, 2008	January 31, 2007	January 31, 2008

Cash flows from operating activities:
Net profit/loss	$(24,109)	$(19,716)	$(67,839)
Adjustment to reconcile net loss
	4,174	1,034	6,185
	8,682	-	8,682
Changes in assets and liabilities:
		-	-
	1,214	199	(2,369)
	9,859	3,807	15,724
	(1,330)	-	4,298
	(4,298)	43,125	(4,298)
Net cash used in operating activities	(5,809)	28,450	(39,618)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(25,383)
Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Sale of common stock	-	-	5,000
Cash from subscription agreements	10,000	-	60,250
Loan repayment	(60,986)	(17,680)	(78,908)
Proceeds from loans and advances, related party	8,848	7,914	80,630
Net cash used in investing activities	(42,137)	(9,766)	66,973

Net increase (decrease) in cash	(47,946)	18,684	1,972

Cash, beginning of period	49,918	26,747	-
Cash, end of period	$1,972	$45,431	$1,972

Supplemental Cash Flow Information:
Interest expense	$-	$-	$-
Income tax paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NEEMA, INC.
Condensed Notes to Consolidated Interim Financial Statements
January 31, 2008

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As at January 31, 2008, the Company has a working capital deficit of approximately $30,623, and an accumulated deficit of approximately $74,800.

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

During the nine months ended January 31, 2008, one of its officers paid $2,348 in expenses on behalf of the Company. During the quarter ended October 31, 2007, the company repaid its officers a total of $45,584 principal and $5,511 in interest. During the quarter ended January 31, 2008, one of its officers loaned the company an additional $6,500 to be used as working capital.

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

Results of Operations

Comparison of the three months and nine months ended January 31, 2008 and January 31, 2007.

Revenues

Our revenues come directly from the rental of our facility to practitioners with whom True Health Studio has membership agreements. Revenues are collected in cash, however, recognized when earnings process is complete.

In the quarter ended January 31, 2008, the Company earned $9,510 in rental income, a 99% increase over rental income of $4,783 for the same period in 2006. The increase in revenue is due to the additional number of practitioners using the facilities to service their patients. In the nine months ended January 31, 2008, revenues were $32,284, compared to $21,389 in the same period ended 2006, an increase of 51%.

Rent

True Health Studio currently leases premises at a rate of approximately $2,200 a month.

In the quarter ended January 31, 2008, rental expense was $6,626. In the same period ended 2006, rental expense was $4,764. In the nine months ended January 31, 2008, rental expense was $20,948, compared to $15,632 in the same period ended 2006. In the period ended January 31, 2007, our leased premises were smaller and at a rate of approximately $1,800 a month. Increased rental expense at our new location reflects this change.

General and Administrative

We incurred $3,567 in general and administrative expenses in the three months ended January 31, 2008, an increase of 190% compared to $1,232 in the same period in 2006. For the nine months ended January 31, 2008, we incurred $10,599 in general and administrative expenses, an approximate 185% increase from $3,721 incurred the same period in 2006. The reason for increased expenses is the addition of staffing in the current fiscal year, new monthly payments for gait analysis equipment, as well as foreign exchange loss incurred.

Net Income (Loss)

We incurred a loss of $8,255 for the three months ended January 31, 2008 compared to a loss of $5,233 for the three months ended January 31, 2007. For the nine months ended January 31, 2008, we incurred a loss of $24,912 compared to a loss of $19,716 for the same period ended 2006. While our revenues were higher than in the period ended 2006, our expenses for the nine months were 39% higher than those in the same period, leading to a larger loss position.

Liquidity and Capital Resources

As of January 31, 2008, we had a working capital deficit of $30,623.

Since inception, we financed operations through short term related party loans. To date, we have borrowed approximately $86,200 from our officers of which $68,980 has been repaid. Such funds have been used as working capital.

While we continue to work towards 100% capacity at our new location, we feel that current cash on hand is insufficient to satisfy cash requirements. If we are unable to continue to develop and implement a profitable business plan, we will be required to seek additional avenues to obtain funds necessary to sustain operations.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
Act.
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (Chief Executive
Officer).
32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (Chief Financial
Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEEMA, INC.

By:	/s/ NIGEL LIANG
Nigel Liang
Chief Executive Officer

Dated: March 10, 2008

By:	/s/ AUDRA YAP
Audra Yap
Chief Financial Officer

Dated: March 10, 2008

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-
Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
Act.
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (Chief Executive
Officer).
32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (Chief Financial
Officer).