Form 10KSB
period 2008-04-30
NEEMA INC.
filed 2008-07-31
CIK 1368762

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-136027

Neema Inc.
(Name of small business issuer in its charter)

Nevada	20-4126700
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

#215-2211 W. 4th Avenue, Vancouver, BC, Canada	V6K 4S2
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (604) 731-7789

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock	None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

State issuer's revenues for its most recent fiscal year. $41,488

The number of shares outstanding the issuer's common stock, $.001 par value, was 2,205,000 as of July 21, 2008.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): ☐ Yes     ☒ No

	Table of Contents

PART I

Item 1.	Description of Business	4
Item 2.	Description of Property	10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business
	Purchases of Equity Securities	10
Item 6.	Management's Discussion and Analysis or Plan of Operation	12
Item 7.	Index to Financial Statements	15
Item 8.	Changes In and Disagreements With Accountants on
	Accounting and Financial Disclosure	32
Item 8A.	Controls and Procedures	32
Item 8B.	Other Information	32

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and
	Corporate Governance; Compliance With Section 16(a) of the Exchange
	Act	33
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	36
Item 12.	Certain Relationships and Related Transactions, and Director
	Independence	36
Item 13.	Exhibits
Item 14.	Principal Accountants Fees and Services

EXHIBIT INDEX		39

PART I

FORWARD-LOOKING STATEMENTS

     Except for the historical information contained in this Annual Report, the matters discussed below or elsewhere in this Annual Report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. VOIS Inc. (the "Company", "we" or "us") makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) the ability of the Company to earn revenues sufficient to pay its expenses, (b) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (c) regulatory or legal changes affecting the Company's business, and (d) the Company’s ability to secure necessary capital for general operating or expansion purposes. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected. Furthermore, there is no assurance that the Company's new line of business will be successfully launched or will be profitable since it depends, among other things, on (a) the ability of the Company to raise funds for this business, (b) the successful development of our products, and (c) the success of those opportunities in the marketplace.

ITEM 1. DESCRIPTION OF BUSINESS

General Information

NEEMA Inc., parent company to True Health Studio (THS), was incorporated under the laws of the State of Nevada on January 16, 2006, and commenced operations in March of 2006. Under its wholly-owned subsidiary and brand name True Health Studio, NEEMA will develop a store-in-store concept utilizing professional "alternative" health care providers who require equipment and space, as well as a flexible practicing experience.The first location was within a Gold’s Gym operation located on the campus of the University of British Columbia at #230-2155 Allison Road,Vancouver BC. In May 2007, THS determined this space was insufficient to carry out its business plan. THS terminated its lease at the University of British Columbia and opened another location at #200-4255 Arbutus Street, Vancouver, BC. THS intends to provide alternative healthcare services in the Vancouver lower mainland area, and thereafter, to expand into other regions.

We maintain our statutory registered agent's office in Carson City, Nevada and currently, our business operations are being conducted Vancouver, BC, Canada.

Liquidity and Financial Resources

As of April 30, 2008, the Company had $577 of cash on hand. The Company has incurred losses since inception aggregating $91,998 and has a working capital deficit of $46,481 at April 30, 2008. Management’s discussion and analysis and the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Our Business

General Information
NEEMA Inc., (“we”, “us” or the “Company”) parent company to True Health Studio, was incorporated under the laws of the State of Nevada on January 16, 2006, and commenced operations in March 2006. Under its wholly owned subsidiary and brand name True Health Studio (“THS” sometimes refers to our True Health Studios that we now operate and plan to operate in the future), we plan to develop a store-in-store concept utilizing professional "alternative" health care providers who require equipment and space, as well as a flexible practicing experience.

Our first location was within a Gold’s Gym operation located on the campus of the University of British Columbia at #230-2155 Allison Road,Vancouver BC. In May 2007, we determined this space was insufficient to carry out our business plan. We terminated our lease at the University of British Columbia and opened another location at #200-4255 Arbutus Street, Vancouver, BC. Initially, we plan to open THS studios to provide healthcare services in the Vancouver lower mainland area, and thereafter, to expand into other regions. We plan to launch our own private label vitamins and other natural health products (NHP) under the THS brand in July 2008. The supplier that we select will provide the actual nutriceuticals, the containers with lids and design and supply of labels. Presently we are in the process of selecting a company to supply the products. In August 2008, we plan to open another location, leasing space from a building that has a dental clinic and other health related offices. The location has a high volume of traffic and is easily accessible by a variety of modes of transportation. The model again will follow our concept of a store within a store, with our providing fully equipped and managed, facilities that are sought after by practitioners, due to our access to clients and flexible locations. This studio would be similar to the first studio in size, design and layout. In November 2008, we plan to open our third location, again following our concept of opening within an existing location already operated by a partner that we will have a complementary relationship with. We have yet to start searching for this location.

We maintain our statutory registered agent's office in Carson City, Nevada and currently, our business operations are being conducted in Vancouver, BC, Canada. Our administrative offices are located at the premises of our studio #200-4255 Arbutus Street, Vancouver, BC V6J 4R1

Concept

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

Company Strategy

Our operating strategy is to (i) provide consumers the opportunity to obtain, and the convenience of obtaining complementary traditional and alternative medical treatments in one location, (ii) furnish high quality patient care efficiently through the use of credentialing standards and standardized protocols, (iii) market THS on a coordinated basis and furnish our members management, marketing, financing and other advice and support, and (iv) achieve operating efficiencies and economies of scale through the implementation of management information systems, the rotation of alternative health care practitioners, increased purchasing power with suppliers, and standardized protocols and service, administrative systems, and procedures.

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

At our existing and future studios, we are responsible for sourcing, securing and outfittinglocations with specialized equipment for alternative healthcare and rehabilitation, providing a holistic and fitting ambience, andmarketing the True Health Studio concept.This model allows the health professionals more flexibility as they can practice at a range of outlets in order to service a broader range of patients. We are a wholesaler of sorts, providing the facility not to the end user, but instead to those practitioners who will in turn service clients.

Description of our Products and Services
There are many different kinds of alternative therapies, and several ways to operate these kinds of businesses.The following are examples of services that will be available at THS:

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

RISK FACTORS

RISKS RELATING TO OUR COMPANY

WE HAVE NOT OPERATED PROFITABLY AND HAVE A LIMITED OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US THEREFORE WE MAY NOT SURVIVE IF WE MEET SOME OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY ENCOUNTERED BY A START-UP COMPANY.

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

We may need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. This financing may not be available when needed. Even if this financing is available, it may be on terms that we deem unacceptable or are materially adverse to shareholder interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would inhibit our ability to implement our development strategy, and as a result, could require us or diminish or suspend our development strategy and possibly cease our operations. If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate planned openings of new studios. In addition, such inability to obtain financing on reasonable terms could have a negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put your investment dollars at significant risk.

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

HOLDERS

As of July 21, 2008, there were 31 holders of record of the Company's common stock.

RECENT SALES OF UNREGISTERED SECURITIES

N/A

Effective Date of Securities Act Registration Statement: August 18, 2006

Date of commencement of offering: August 25, 2006

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

DESCRIPTION OF OUR COMMON STOCK

There are currently 2,205,000 shares of our Common Stock issued and outstanding as at April 30, 2008. Each holder of common stock is entitled to one vote for each share held on all matters to be voted upon by the stockholders. The shares of common stock do not have cumulative voting rights, which means that holders of more than 50% of the shares of common stock voting for the election of directors can elect all the directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OPERATION

PLAN OF OPERATION

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

Results of Operations

Comparison of the year ended April 30, 2008 and the period ended April 30, 2007
Revenues for the year ended April 30, 2008 was $41,488 compared to $31,005 for the period ended April 30, 2007. In 2007, our business grew which warranted the leasing of larger premises. Operating expenses in the year ended April 2008 was $82,578 compared to $66,709 in 2007. Comprehensive net loss in the year ended April 2008 was $42,267 compared to $35,704 in 2007.

As at April 30, 2008, we had incurred losses since inception of $85,610.

PLAN OF OPERATION

Our first location opened in March 2006 and operated within Gold’s Gym located at #230-2155 Allison Road,Vancouver BC. In February, 2007, we determined that this space was insufficient to carry out our business plan. We terminated this lease and in April 2007, we opened a larger location at #200-4255 Arbutus Street, Vancouver, BC. The premises has five fully-equipped and furnished treatment rooms. The rooms have all necessary equipment and supplies to support our multidisciplinary practices. The hours of operation are 7 days a week, 12 hours per day. We have already engaged practitioners from chiropractic, massage therapy and traditional Chinese medicine backgrounds.

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

Liquidity and Financial Resources

As of April 30, 2008, the Company had $577 of cash on hand. Through April 30, 2008, the Company was in the development stage and has generated revenues. However, it is not operating at full capacity. The Company has incurred losses since inception aggregating $91,998, which includes other comprehensive loss of $6,388, and has working capital and stockholders' deficiencies of $46,481 at April 30, 2008. Management’s discussion and analysis and the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

To date, the Company has covered operating deficits through its financing activities. During the year ended April 30, 2008, the Company borrowed $24,340 from its officers. These amounts are uncollaterized, due on demand and bear no interest. As at April 30, 2008, the Company had repaid $56,688.

In September 2006, the Company commenced an SB-2 offering. Through April 30, 2007, the Company had raised $50,250, the equivalent of 1,005,000 shares of its common stock to investors in the offering. Subsequent to April 30, 2007, we received an additional $10,000 for 200,000 shares of common stock. The total of 2,205,000 shares under the offering has been issued.

While we continue to work towards 100% capacity at our new location, we feel that current cash on hand is insufficient to satisfy cash requirements. If we are unable to continue to develop and implement a profitable business plan, we will be required to seek additional avenues to obtain funds necessary to sustain operations.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are explained in Note 2 to the audited consolidated financial statements for the year ended April 30, 2008 included in this Form 10KSB. We consider the following accounting policies to be critical given they involve estimates and judgments made by management and are important for our investors’ understanding of our operating results and financial condition.

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

Item 7.     Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Neema, Inc.

Vancouver, B.C.

We have audited the accompanying balance sheet Neema, Inc. as of April 30, 2008, and the related statements of income, stockholders’ equity, and cash flows for the year then ended. Neema, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neema, Inc. as of April 30, 2008, and the results of its operations and its cash flows for the year ended April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has incurred recurring operating losses and had a negative working capital at April 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to this matter are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PMB HELIN DONOVAN, LLP

PMBHD Helin Donovan, LLP
Spokane, WA
July 29, 2008

Williams & Webster, P.S.
Certified Public Accountants & Business Consultants

Board of Directors
Neema, Inc.
Vancouver, BC
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Neema, Inc. as of April 30, 2007, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 24, 2007

Bank of America Financial Center
601 W. Riverside, Suite 1940, Spokane, WA 99201
Phone (509) 838-5111 Fax (509) 838-5114

www.williams-webster.com

Center for Public Company Audit Firms
Private Companies Practice Section
AICPA, WSCPA

NEEMA, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	April 30, 2008	April 30, 2007

ASSETS
Current assets
Cash	577	49,918
TOTAL CURRENT ASSETS	577	49,918

Fixed assets, net	17,402	23,083

Other assets	2,331	3,583

TOTAL ASSETS	20,310	76,584

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	-	1,330
Related party - accounts payable	-	4,298
Due to related party	27,405	53,571
Accrued liabilities	19,653	5,865
Other liability - equity	-	50,250
TOTAL CURRENT LIABILITIES	47,058	115,314

Stockholders' Deficit
Common stock
25,000,000 shares authorized, $0.001 par
value; 2,205,000 and 1,000,000 shares issued and
outstanding, respectively	2,205	1,000
Additional paid-in capital	63,045	4,000
Accumulated deficit during development stage	(91,998)	(43,730)
TOTAL STOCKHOLDERS' DEFICIT	(26,748)	(38,730)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$20,310	$76,584

The accompanying notes are an integral part of these financial statements.

NEEMA, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the year	For the year
	ended	ended
	April 30, 2008	April 30, 2007

RENTAL INCOME	$41,488	$31,005

OPERATING EXPENSES
Rent	27,964	26,708
General and administrative	13,111	12,696
Supplies	185	4,107
Professional Fees	35,843	21,430
Depreciation	5,475	1,768
Total Operating Expenses	82,578	66,709

LOSS FROM OPERATIONS	(41,090)	(35,705)

OTHER INCOME (EXPENSE)
Interest Expense	(790)	-
Total Other Income (Expense)	(790)

LOSS BEFORE INCOME TAXES	(41,880)	(35,705)

INCOME TAX EXPENSE	-	-

NET LOSS	$(41,880)	$(35,705)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign exchange gain (loss)	(6,388)

COMPREHENSIVE NET LOSS	$(48,268)	$(35,705)

NET LOSS PER SHARE,	$(0.02)	$(0.04)
BASIC AND DILUTED

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	2,004,167	1,000,000

The accompanying notes are an integral part of these financial statements.

NEEMA, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
April 30, 2008

	Common Stock			Deficit Accum
	Number of		Paid in	during Devt.	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, January 16, 2006 (inception)	-	$-	$-	$-	$-

Stock issued for cash on March 8, 2006	1,000,000	1,000	4,000	-	5,000
at $0.005 per share

Net loss for the period ended April 30, 2007	-	-	-	(43,730)	(43,730)

Balance, April 30, 2007	1,000,000	1,000	4,000	(43,730)	(38,730)

Stock issued for cash in July 2007
at $0.005 per share	1,205,000	1,205	59,045	-	60,250

Net loss	-	-	-	(41,880)	(41,880)

Comprehensive loss on foreign translation				(6,388)	(6,388)

Balance, April 30, 2008	2,205,000	$2,205	$63,045	$(91,998)	$(26,748)

The accompanying notes are an integral part of these financial statements.

NEEMA, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the year	For the year	From Inception
	ended	ended	January 31, 2006
	April 30, 2008	April 30, 2007	through April 30, 2008

Cash flows from operating activities:
Net profit/loss	$(41,880)	$(35,704)	$(85,610)
Adjustment to reconcile net loss
Depreciation	5,475	1,768	7,486
Changes in assets and liabilities:
(Increase) decrease accounts receivable		-	-
(Increase) decrease other assets	1,252	-	(2,331)
Increase (decrease) accrued liabilities	13,788	5,865	19,653
Increase (decrease) accounts payable	(1,330)	1,330	-
Increase (decrease) related party accounts payable	(4,298)	3,610	-
Net cash used in operating activities	(26,993)	(23,130)	(60,802)

Cash flows from investing activities:
Purchase of fixed assets	-	(17,796)	(25,383)
Net cash used in investing activities	-	(17,796)	(25,383)

Cash flows from financing activities:
Sale of common stock	-	-	5,000
Cash from subscription agreements	10,000	50,250	60,250
Loan repayment	(56,688)	(17,922)	(74,610)
Proceeds from loans and advances, related party	24,340	31,770	96,122
Net cash used in investing activities	(22,348)	64,098	86,762

Net increase (decrease) in cash	(49,341)	23,172	577

Other comprehensive income (loss)	-	-	-

Cash, beginning of period	49,918	26,747	-
Cash, end of period	$577	$49,918	$577

Supplemental Cash Flow Information:
Interest expense	$-	$-	$-
Income tax paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NEEMA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

NEEMA, Inc. ("the Company") was incorporated under the laws of the State of Nevada on January 16, 2006 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The Company has a total of 25,000,000 authorized shares with a par value of $0.001 per share and with 2,205,000 shares issued and outstanding as of April 30, 2008. The Company's year end for accounting purposes is April 30.

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. At April 30, 2008 and 2007, the Company did not have cash equivalents.

NEEMA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008

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

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any significant revenue from operations. It is primarily engaged in providing workspace and supplies for professional practitioners of “alternative” health care.

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

At April 30, 2008 and 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings per Common Share
The Company adopted Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which simplifies the computation of earnings per share requiring the restatement of all prior periods.

NEEMA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. At April 30, 2008 and 2007, diluted net loss per share is the same as basic net loss per share, as there are no common stock equivalents outstanding

Fair Value of Financial Instruments
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

As shown in the financial statements, the Company incurred a net loss for the period ending April 30, 2008, and has an accumulated deficit $91,998 since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. During the year ended April 30, 2008, the Company raised approximately $10,000, in addition to the $50,000 raised in the year ended 2007, to allow it to continue its operations over the next twelve months. However, there are inherent uncertainties and management cannot provide assurances that it will be successful in its endeavors. See note 5.

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
APRIL 30, 2008

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

Recent Accounting Pronouncements
In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company's results of operations, financial condition or liquidity. In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS)No. 69, "The Meaning of Present in Conformity With GAAP," FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with GAAP," and is not expected to have any impact on the Company's results of operations, financial condition or liquidity.

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, "Goodwill and Other Intangible Assets." The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, "Business Combinations." The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

In December 2007, the FASB issued FAS No. 160, "Accounting for Noncontrolling Interests." FAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the standard, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, and net income will encompass the total income of all consolidated subsidiaries and there

NEEMA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008

will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. FAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008, and is not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Company's long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has determined that adopting this statement had no effect on the Company’s financial condition or results of operation.

In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires an employer to recognize the overfunded or underfunded positions of a defined benefit post-retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Management has determined that adopting this statement had no effect on the Company’s financial condition or results of operation.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FSP No. 157-2 delays for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. The deferral is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Examples of items for which the deferral applies include asset retirement obligations, certain long-lived assets for an impairment assessment, certain assets and liabilities in a business combination, and certain liabilities involved with exit or disposal activities. Management has determined that adopting this statement had no effect on the Company’s financial condition or results of operation.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140" ("SFAS No. 156"). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in

NEEMA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008

any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special purpose entity ("SPE") in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS No. 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. SFAS No. 156 further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, "Accounting for Debt and Equity Securities," provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management has determined that adopting this statement had no effect on the Company’s financial condition or results of operation.

In March 2008, the FASB issued FAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," an amendment of FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". FAS No. 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. The statement is effective for financial statements issues for fiscal years and interim periods beginning after November 15, 2008, and is not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

In December 2007, the FASB issued FAS No. 141(R), "Applying the Acquisition Method." FAS No. 141(R) provides guidance for the recognition of the fair values of the assets acquired upon initially obtaining control, including the elimination of the step acquisition model. The standard is effective for acquisitions made in fiscal years beginning after December 15, 2008, and is not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

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

NEEMA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property and equipment for purposes of computing depreciation are three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvements or the remaining termof the lease. The cost and related accumulated depreciation of property or equipment sold or otherwise disposed of are removed from the accounts and the resulting gains or losses are included in the statement of operations.

The following is a summary of property, equipment, leasehold improvements and accumulated depreciation and amortization:

	April 30, 2008	April 30, 2007
Computer hardware	$2,100	$2,100
Furniture & Fixtures	5,198	5,198
Leasehold Improvements	17,795	17,796
Subtotal	25,093	25,093
Less accum. Depreciation and amortization	7,691	2,011
Property and Equipment, net	$17,402	$23,083

Depreciation expense for the year ended April 30, 2008 and 2007 was $5,475 and $1,768, respectively. In accordance with the Financial Accounting Standards Board’s Statements of Financial Accounting Standards Statement No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), all of the Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 – INCOME TAXES

At April 30, 2008, the Company had deferred tax assets principally arising from net operating loss carryforwards for income tax purposes. The Company calculates its deferred tax assets using the Federal tax rates of 34%. Due to operating losses, the uncertainty of future profits and limitations on the utilization of net operating loss carry-forwards under IRC Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than

NEEMA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008

not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses and projections for future taxable losses over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset balance. As of April 30, 2008 and 2007 the valuation allowances were $29,000 and $15,000 respectively. The change in the valuation allowance during 2008 was an increase of $14,000. The Company’s significant components of net deferred tax assets are as follows:

	April 30, 2008	April 30, 2007

Net operating loss carryforwards	$86,000	$44,000

Deferred tax assets:	29,000	15,000

Less: valuation allowance	(29,000)	(15,000)

Net deferred tax assets	$-	$-

At April 30, 2008 and 2007, the Company had net operating loss carryforwards of approximately $86,000 and $44,000 for federal income tax purposes, respectively. The net operating loss carryforwards are available to be utilized against future taxable income for years through fiscal 2027, subject to the Tax Reform Act of 1986 which imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" as defined by the Internal Revenue Code. Federal and state net operating losses are subject to limitations as a result of these restrictions. Under such circumstances, the Company's ability to utilize its net operating losses against future income may be reduced.

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax provision (benefit) rate for continuing operations is as follows:

	April 30,		April 30,
	2008		2007
Federal statutory rate	34.0%		34.0%

Valuation allowance	(34.0%)		(34.0%)

	(0.0	) %	(0.0)%

NEEMA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 has no material impact on the Company’s financial reporting.

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

For the year ended April 30, 2007, the Company received funds in the amount of $50,250 for the purchase of 1,005,000 common shares at $0.05 per share, which were issued in July 2007. During the period ended July 31, 2007, the Company received an additional $10,000 for the purchase of 200,000 common shares at $0.05. In the year ended April 30, 2008, 1,205,000 shares were issued for the proceeds received totaling $60,250.

NOTE 6 – RELATED PARTIES

During the year ended April 30, 2008, and 2007 one of the Company had outstanding advances to its officers of $27,405, and $53,571, respectively, which is uncollateralized, due on demand and bears no interest.

During the year ended April 30, 2008 the Company repaid its officers $60,986 of the amounts due. Its officers advanced the Company additional funds in the amount of $6,500 and paid $17,840 in expenses on behalf of the Company during the year ended April 30, 2008.

During the year ended April 30, 2007 the Company repaid $17,922 of the amount that was due to its officers. One of its officers advanced the company an additional $24,395 and paid $7,375 of expenses on behalf of the Company during the year ended April 30, 2007.

NEEMA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company rents office space in Vancouver, B.C., Canada for $2,263 per month under a lease which is effective from March 1, 2007 to February 29, 2012.

Future minimum lease payments under this operating lease at April 30, 2008 for the next four years are:

2009	$27,156
2010	$27,156
2011	$27,156
2012	$4,526

NOTE 8 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at one bank. Accounts at the institution are insured by the Canadian Depository Insurance up to $60,000 in Canadian funds. At April 30, 2008 the account did not exceed this limit.

NOTE 9 – SUBSEQUENT EVENTS

None.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Dismissal ofWilliams & Webster, P.S.

Effective as of August 21, 2007, our Board approved the dismissal of Williams & Webster, P.S. (“W&W”) as our independent registered public accounting firm, and, effective as of August 21, 2007, our Board approved the appointment of PMB Helin Donovan (“PMB”)as our independent registered public accounting firm.

The report of W&W on the financial statements of Neema, Inc. as of and for the lastfiscal year did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except such report did contain an explanatory paragraph related to the Company’s ability to continue as a going concern.

During the last fiscal year and through the interim periods subsequent thereto, there were no disagreements with W&W on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of W&W would have caused W&W to make reference to such disagreement in its report on the financial statements for such year and periods.In addition, there were no “reportable events” as set forth in Item 304(a)(1)(iv) of Regulation S-B.

During the Company’s last fiscal year and the subsequent interim period through the date of engagement of PMB, neither we nor anyone acting on our behalf consulted with PMB with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

ITEM 8A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-KSB, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting. Our company's internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Principal Accounting Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

*  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

*  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

*  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 8B. OTHER INFORMATION.

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

The directors and executive officers of the Company are as follows:

Name	Age	Position
Dr. Nigel Liang	36	President, Chief Executive
		Officer and Director

Audra Yap	37	Treasurer, Chief Financial
		Officer and Director

Dr. Nicholas Wu	34	Secretary and Director

Eugene Liang	34	Director

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

SUMMARY COMPENSATION TABLE

Name	Year	Salary	Bonus	Stock	Option	Non-Equity	Change in	All Other	Total
and		($)	($)	Awards	Awards	Incentive	Pension	Compen-	($)
Principal				($)	($)	Plan	Value and	Sation
Position						Compensation	Nonquali-
						($)	fied Deferred
							Compensation
							Earnings
							($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Nigel Liang,	2008	-	-	-	-	-	-	-	-
President
Nicholas Wu,	2008	-	-	-	-	-	-	-	-
Secretary
Audra Yap,	2008	-	-	-	-	-	-	-	-
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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of our common stock by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock, based on 2,205,000 shares of common stock issued and outstanding as of July 21, 2008.

Name and Address of	No. of Shares	Percentage of
Beneficial Owner		Outstanding Shares
Nigel Liang	400,000	18%
215-2211 W. 4th Avenue
Vancouver, BC
V6K 4S2, Canada

Nicholas Wu	400,000	18%
230-2155 Allison Road
Vancouver, BC
Canada

Audra Yap	200,000	9%
1638 W. 64th Avenue
Vancouver, BC
V6P 2P1, Canada

All Officers and Directors as a	1,000,000	45%
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

On March 13, 2006, we issued a promissory note to Nigel Liang, an officer and director, whereby Dr. Liang advanced us a total of $20,000 as a loan to allow us to secure the lease and open our first studio. The loan was repaid in full within the year ended April 30, 2008.

During the year ended April 30, 2008, Dr. Liang and Dr. Wu advanced us $18,982 and $4,359 respectively, which is uncollaterized, due on demand and bears no interest.

ITEM 13.    EXHIBITS

(a) Exhibits

3.1	Articles of Incorporation of the Company (incorporated herein by reference to the Company's Form SB-2 filed with the Commission (File No. 333-136027))

3.2	By-Laws of the Company (incorporated herein by reference to the Company's Form SB-2 filed with the Commission (File No.333-136027))

10.1	Specimen Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Form SB-2 filed with the Commission (File No.333-136027).

10.3	Lease, dated February 12, 2007, between the Company and Arbutus Village Holdings Ltd.*

14.1	Neema Inc. Code of Conduct*

31.1	Certification of Chief Executive Officer Under Section 302 of The Sarbanes Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Under Section 302 of The Sarbanes Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Oxley Act of 2002.*

__________

* Filed herewith.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees:	Year ended April 30, 2008	$22,600
	Year ended April 30, 2007	$18,770
Audit Related Fees:	Year ended April 30, 2008	-
	Year ended April 30, 2007	-
Tax Fees:	Year ended April 30, 2008	-
	Year ended April 30, 2007	-
All Other Fees:	Year ended April 30, 2008	-
	Year ended April 30, 2007	-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neema Inc.
(Registrant)

By:   /s/ NIGEL LIANG
        Nigel Liang, President, Chief Executive
        Officer and Director

Dated: July 29, 2008

By:   /s/ AUDRA YAP
        Audra Yap, Chief Financial Officer and
        Director

Dated: July 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ AUDRA YAP	Chief Financial Officer	July 29, 2008
Audra Yap

/s/ NIGEL LIANG	President and Director	July 29, 2008
Nigel Liang

/s/ NICHOLAS WU	Secretary and Director	July 30, 2008
Nicholas Wu

/s/ EUGENE LIANG	Director	July 30, 2008
Eugene Liang

EXHIBIT INDEX

Exhibit Number	Description
14.1	Neema Inc. Code of Conduct

31.1	Certification of Chief Executive Officer Under Section 302 of The Sarbanes Oxley Act of
2002.

31.2	Certification of Chief Financial Officer Under Section 302 of The Sarbanes Oxley Act of
2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.