Form 10-Q
period 2008-07-31
NEEMA INC.
filed 2008-09-15
CIK 1368762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

As of July 31, 2008, the registrant had outstanding 2,205,000 shares of its $.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes☑  No ☐

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of July 31, 2008 (unaudited) and April 30, 2007

Consolidated Statements of Operations for the Three Months ended July 31, 2008 (unaudited) and July 31, 2007 (unaudited)

Consolidated Statements of Cash Flows for the Three Months ended July 31, 2008 (unaudited) and July 31, 2007 (unaudited)

Condensed Notes to Unaudited Consolidated Interim Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

Item 5. Other Information

Item 6. Exhibits

SIGNATURE PAGE

PART I.

ITEM 1. Financial Statements

NEEMA, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	unaudited
	July 31, 2008	April 30, 2008

ASSETS
Current assets
Cash	686	577
TOTAL CURRENT ASSETS	686	577

Fixed assets, net	16,251	17,402

Other assets	2,307	2,331

TOTAL ASSETS	19,244	20,310

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Due to related party	34,091	27,405
Accrued liabilities	12,716	19,653
TOTAL CURRENT LIABILITIES	46,806	47,058

Stockholders' Deficit
Common stock
25,000,000 shares authorized, $0.001 par
value; 2,205,000 shares issued and
outstanding	2,205	2,205
Additional paid-in capital	63,045	63,045
Other comprehensive income (loss)	6,901	(6,388)
Accumulated deficit during development stage	(99,713)	(85,610)
TOTAL STOCKHOLDERS' DEFICIT	(27,562)	(26,748)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$19,244	$20,310

The accompanying notes are an integral part of these financial statements.

NEEMA, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the three months	For the three months		From Inception
	ended	ended		January 16, 2006
	July 31, 2008	July 31, 2007		through July 31, 2008

RENTAL INCOME	$10,767	$10,011		$52,255

OPERATING EXPENSES
Rent	8,061	6,644		36,025
General and administrative	2,191	6,762		15,302
Supplies	49	-		234
Professional Fees	6,951	11,764		42,794
Depreciation	1,229	1,331		6,704
Total Operating Expenses	18,481	26,501		101,059

LOSS FROM OPERATIONS	(7,715)	(16,490)		$(48,805)

OTHER INCOME (EXPENSE)
Interest Expense	-	750		(790)
Total Other Income (Expense)	-			(790)

LOSS BEFORE INCOME TAXES	(7,715)	(17,240)		$(49,595)

INCOME TAX EXPENSE	-	-		-

NET LOSS	$(7,715)	$(17,240)		$(49,595)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign exchange gain (loss)	6,901	-		513

COMPREHENSIVE NET LOSS	$(814)	$(17,240)		$(49,082)

NET LOSS PER SHARE,	$(0.00)	$(0.01)	$
BASIC AND DILUTED

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	2,004,167	1,401,667

The accompanying notes are an integral part of these financial statements.

NEEMA, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the three months	For the three months	From Inception
	ended	ended	January 31, 2006
	July 31, 2008	July 31, 2007	through July 31, 2008

Cash flows from operating activities:
Net profit/loss	$(7,715)	$(17,240)	$(93,325)
Adjustment to reconcile net loss
Depreciation	1,229	1,331	8,715
Changes in assets and liabilities:
(Increase) decrease other assets	24	1,839	(2,307)
Increase (decrease) accrued liabilities	(6,801)	7,742	19,538
Increase (decrease) accounts payable	-	(1,330)	-
Increase (decrease) related party accounts payable	6,686	(4,204)	-
Net cash used in operating activities	(6,577)	(11,862)	(67,379)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(25,383)
Net cash used in investing activities	-	-	(25,383)

Cash flows from financing activities:
Sale of common stock	-	-	5,000
Cash from subscription agreements	-	10,000	60,250
Loan repayment	(10,767)	-	(85,377)
Proceeds from loans and advances, related party	17,453	9,189	113,575
Net cash used in investing activities	6,686	19,189	93,448

Net increase (decrease) in cash	109	7,327	686

Other comprehensive income (loss)	-	-	-

Cash, beginning of period	577	49,918	$-
Cash, end of period	$686	$57,245	$686

Supplemental Cash Flow Information:
Interest expense	$-	$-	$-
Income tax paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NEEMA, INC.
Condensed Notes to Consolidated Interim Financial Statements
July 31, 2008

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended April 30, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As at July 31, 2008, the Company has a working capital deficit of approximately $46,120, and an accumulated deficit of approximately, including other comprehensive income $92,812.

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

During the quarter ended July 31, 2008, the Company’s officers paid $17,453 in expenses on behalf of the company and were repaid a total $10,767.

NOTE 5 – SUBSEQUENT EVENTS

On September 10, 2008 the Board of directors unanimously passed a resolution increasing the size of the Board of Directors from four to five, and determined that in the best interest of the Company and its shareholders to fill the Board vacancy by appointing David Brow as Director.

On September 11, 2008, Nigel Liang, Nicholas Wu, Audra Yap, and Eugene Liang resigned as Directors, Officers and/or any other positions currently held in this Company effective immediately.

On September 11, 2008, the Board of Directors unanimously passed a resolution to amend the bylaws of the Company to reduce the minimum size of the Board of Directors from two to one.

On September 11, 2008, David Brow the Board of directors unanimously passed a resolution appointing David Brow Chief Executive Officer, and Chief Financial Officer.

On September 11, 2008 David Brow, in consideration of $18,500, agreed to purchase 400,000 shares of the Company's issued and outstanding stock from Nigel Liang, 400,000 shares of the Company's issued and outstanding stock from Nicholas Wu, and 200,000 shares of the Company's issued and outstanding stock from Audra Yap.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying condensed notes filed as part of this report.

For further information refer to the financial statements and notes for the year ended April 30, 2008 included in our 10-KSB filed on July 30, 2008.

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

Results of Operations
Comparison of the three months ended July 31, 2008 and July 31, 2007.

Revenues
Our revenues come directly from the rental of our facility to practitioners with whom True Health Studio has membership agreements. Revenues are collected on a cash basis, however, recognized when earnings process is complete. In the quarter ended July 31, 2008, we earned $10,767 in rental income, an 8% increase over rental income of $10,011 for the same period in 2007.

Rent
True Health Studio currently leases premises at a rate of approximately $2,430 a month.

General and Administrative
We incurred $2,191 in general and administrative expenses in the three months ended July 31, 2008, a decrease of 67% from $6,644 in the same period in 2007, during which we recorded approximately $6,900 in transactional foreign exchange loss.

Professional Fees
We incurred $6,951 in professional fees in the three months ended July 31, 2008, a decrease of 41% from $11,764 in the same period ended July 31, 2007.

Net Income (Loss)
We incurred a loss of $7,715 for the three months ended July 31, 2008 compared to a loss of $17,240 for the three months ended July 31, 2007. Our revenues remained consistent between the two comparative quarters, while our operating expenses decreased by 30%, which led to a smaller loss position.

Liquidity and Capital Resources
As of July 31, 2008, we had a working capital deficit of $46,120.

Since inception, we financed operations through short term related party loans. To date, we have borrowed approximately $114,000 from our officers of which approximately $85,000 has been repaid. Such funds have been used as working capital.

While we continue to work towards 100% capacity, we feel that current cash on hand is insufficient to satisfy cash requirements. If we are unable to continue to develop and implement a profitable business plan, we will be required to seek additional avenues to obtain funds necessary to sustain operations.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures as of July 31, 2008 we concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2008, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of July 31, 2008 was effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material affect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings

None.

ITEM 5.   Other Information

None.

ITEM 6.   Exhibits

Exhibit No.	Document Description.
31.1	Certification of the Chief Executive Officer and Chief Financial
Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEEMA, INC.

By:   /s/ David Brow
       David Brow
       Chief Executive Officer and Chief Financial Officer

Dated: September 15, 2008

EXHIBIT INDEX

Exhibit No.	Document Description.
31.1	Certification of the Chief Executive Officer and Chief Financial
Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act