Form 10-Q
period 2008-10-31
NEEMA INC.
filed 2008-12-18
CIK 1368762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission file number: 333-136027

NEEMA, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

20-4126700

(I.R.S. Employer Identification Number)

421 9th Street

Manhattan Beach, CA

(Address of principal executive offices)

90266

(Zip code)

(310) 374-9382

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 12, 2008: 2,205,000 shares of its Common Stock, par value $0.001.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Consolidated Balance Sheets as of October 31, 2008 (unaudited) and April 30, 2007	1

Consolidated Statements of Operations for the Three and Six Months ended October 31, 2008 (unaudited) and October 31, 2007 (unaudited)	2

Consolidated Statements of Cash Flows for the Six Months ended October 31, 2008 (unaudited) and October 31, 2007 (unaudited)	3

Condensed Notes to Unaudited Consolidated Interim Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	6

Item 3. Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T. Controls and Procedures	9

PART II. OTHER INFORMATION	10

Item 1. Legal Proceedings	10

Item 1A. Risk Factors	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	12

SIGNATURE	13

i

PART I.

ITEM 1.	Financial Statements

NEEMA, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	Unaudited October 31, 2008	April 30, 2008

ASSETS
Current assets
Cash	$—	$577

TOTAL CURRENT ASSETS	—	577
Fixed assets, net	15,520	17,402
Other assets	1,954	2,331

TOTAL ASSETS	17,474	20,310

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Due to related party	26,892	27,405
Accrued liabilities	13,511	19,653

TOTAL CURRENT LIABILITIES	40,403	47,058

Stockholders’ Deficit
Common stock
25,000,000 shares authorized, $0.001 par
value; 2,205,000 and 2,205,000 shares issued and
outstanding, respectively	2,205	2,205
Additional paid-in capital	63,045	63,045
Other comprehensive loss	(1,069)	(6,388)
Accumulated deficit during development stage	(87,110)	(85,610)

TOTAL STOCKHOLDERS’ DEFICIT	(22,929)	(26,748)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$17,474	$20,310

(The accompanying notes are an integral part of these financial statements.)

NEEMA, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the three months ended October 31, 2008	For the three months ended October 31, 2007	For the six months ended October 31, 2008	For the three months ended October 31, 2007	From Inception January 16, 2006 through October 31, 2008

RENTAL INCOME	$7,117	$12,763	$17,884	$22,774	$59,372

OPERATING EXPENSES

General and administrative	903	16,190	19,384	38,593	101,962

Total Operating Expenses	903	16,190	19,384	38,593	101,962

INCOME (LOSS) FROM OPERATIONS	6,214	(3,427)	(1,500)	(15,819)	(42,590)
OTHER EXPENSE

Interest Expense	—	(88)	—	(838)	(790)

Total Other Expense	—	(88)	—	(838)	(790)

LOSS BEFORE INCOME TAXES	6,214	(3,515)	(1,500)	(16,657)	(43,380)

INCOME TAX EXPENSE	—	—	—	—	—

NET INCOME (LOSS)	$6,214	$(3,515)	$(1,500)	$(16,657)	$(43,380)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign exchange gain (loss)	(1,582)	(4,362)	5,319	(6,627)	(1,069)

COMPREHENSIVE NET INCOME (LOSS)	$4,632	$(7,877)	$3,819	$(23,284)	$(44,449)

NET INCOME (LOSS) PER SHARE, BASIC
AND DILUTED	$0	$0	$0	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	2,004,167	1,401,667	2,004,167	1,401,667

(The accompanying notes are an integral part of these financial statements.)

NEEMA, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the six months ended October 31, 2008	For the six months ended October 31, 2008	From Inception January 31, 2006 through October 31, 2008

Cash flows from operating activities:
Net profit/loss	$(1,500)	$(16,658)	$(87,110)
Adjustment to reconcile net loss
Depreciation	3,125	2,906	10,611
Changes in assets and liabilities:
(Increase) decrease other assets	377	1,109	(1,954)
Increase (decrease) accrued liabilities	(6,142)	10,527	13,511
Increase (decrease) accounts payable	—	(1,330)	—
Increase (decrease) related party accounts payable	—	(4,298)	—

Net cash used in operating activities	(4,140)	(7,744)	(64,942)

Cash flows from investing activities:
Purchase of fixed assets	—	—	(25,383)

Net cash used in investing activities	—	—	(25,383)

Cash flows from financing activities:
Sale of common stock	—	—	5,000
Cash from subscription agreements	—	10,000	60,250
Loan repayment	(18,478)	(51,059)	(93,088)
Proceeds from loans and advances, related party	17,965	1,816	114,087

Net cash used in investing activities	(513)	(39,243)	86,249

Net increase (decrease) in cash	(4,653)	(46,987)	(4,076)

Other comprehensive income (loss)	4,076	(339)	4,076
Cash, beginning of period	577	49,918	—

Cash, end of period	$—	$2,592	$—

Supplemental Cash Flow Information:
Interest expense	$—	$838	$—

Income tax paid	$—	$—	$—

(The accompanying notes are an integral part of these financial statements.)

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended April 30, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company’s financial position and results of operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As at October 31, 2008, the Company has a working capital deficit of approximately $40,403, and an accumulated deficit of approximately $87,110.

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

On September 10, 2008 the Company’s board of directors (the “Board”) unanimously passed a resolution increasing the size of the Board from four to five, and determined that it is in the best interest of the Company and its shareholders to fill the Board vacancy by appointing J. David Brow (“Mr. Brow”) as a director of the Company.

On September 11, 2008, Nigel Liang (“Mr. Liang”), Nicholas Wu (“Mr. Wu”), Audra Yap (“Ms. Yap”), together with Mr. Liang and Mr. Wu, the “Former Officers”), and Eugene Liang resigned as directors, officers and/or any other positions currently held in this Company. The Company owes an aggregate amount of $11,478 to PMB Helin Donovan (the “PMB Debt”), the Company’s independent registered public accounting firm (“PMB”). The Former Officers agreed to pay the PMB Debt on behalf of the Company as an additional capital contribution prior to their resignations (the “Capital Contribution”).

On September 11, 2008, the Board amended Article IV Section 4.02 of its bylaws as follows: (a) the following sentence was deleted in its entirety: “Any one person may hold any two or more of such offices, except that the president shall not also be the secretary.” and (b) the deleted sentence was replaced with the following: “Any one person may hold any two or more of such offices.”

On September 11, 2008, the Board unanimously passed a resolution appointing Mr. Brow Chief Executive Officer and Chief Financial Officer of the Company.

On September 11, 2008, Mr. Brow, in consideration of an aggregate amount of $18,500, agreed to purchase 400,000 shares of the Company’s issued and outstanding stock from Mr. Liang (the “Liang Shares”), 400,000 shares of the Company’s issued and outstanding stock from Mr. Wu (the “Wu Shares”), and 200,000 shares of the Company’s issued and outstanding stock from Ms. Yap (together with the Liang Shares and the Wu Shares, the “Shares”). Subsequent to October 31, 2008, Mr. Brow and the Former Officers amended this agreement to reduce Mr. Brow’s purchase consideration for the Shares to $11,478 (the “Payment”), which Payment would be paid directly to PMB, by check or wire transfer, in satisfaction of the PMB Debt and the Former Officers’ Capital Contribution obligation.

NOTE 4 – RELATED PARTIES

During the year ended April 30, 2008 the Company repaid its officers $60,986 of the amounts due. Its officers advanced the Company additional funds in the amount of $6,500 and paid $17,840 in expenses on behalf of the Company during the year ended April 30, 2008.

During the six months ended October 31, 2008, the Company’s original officers paid $17,965 in expenses on behalf of the company and were repaid a total $18,478.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: anticipated financial or operating results, financial projections, business prospects, future product performance, the effect of the current economic and financial conditions on the Company and its operations, and other matters that are not historical facts. The success of our business operations is dependent on factors such as the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, general competitive and economic conditions, conditions of the financial markets and the availability of financing, including equity investors and debt. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks we outline from time to time in other reports we file with the Securities and Exchange Commission (“SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Cautionary Note Regarding Management’s Discussion and Analysis

This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our financial position or results of operations.

Plan of Operations

We estimate our general operating expenditures for this fiscal year ending April 30, 2009, to be as follows: rent of $28,000, general and administrative expenses of $13,000, and professional fees of $36,000. We had a working capital deficit of $40,403 as of October 31, 2008, and only minimal revenue from operations. We do not currently have sufficient capital to fund our estimated expenditures for the fiscal year and intend to fund the expenditures through debt and/or equity financing and revenues from the rental of our facility. There can be no assurance that financing will be available on acceptable terms, if at all. See, “Liquidity and Capital Resources,” below.

Results of Operations

The Company has not yet realized any significant revenues from its planned operations. The Company is unlikely to generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon its successful efforts to raise additional equity or debt financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financings or generate profitable operations.

Revenues

Our revenues come directly from the rental of our facility to practitioners with whom True Health Studio has membership agreements. Revenues are collected on a cash basis, however, recognized when the earnings process is complete. In the six-month period ended October 31, 2008, we earned $17,884 in rental income, a 21% decrease from the $22,774 earned in the same period in 2007. This was a direct result of a terminated lease with one of our practitioners.

In the three month period ended October 31, 2008, we earned $7,117 in rental income, a 44% decrease from $12,763 earned in the same period in 2007. This resulted from a terminated lease with one of our practitioners.

We do not expect revenue to increase in our last two fiscal quarters ending April 30, 2009.

General and Administrative

We incurred $19,384 in general and administrative expenses in the six months ended October 31, 2008, a decrease of 50% from $38,593 in the same period in 2007. General and administrative expenses consists of rent ($13,170 - 2008; $14,322 - 2007); administrative (a recovery of expenses of $5,282 - 2008; $7,032 - 2007); professional fees ($8,371 - 2008; $14,333 - 2007) and depreciation ($3,125 - 2008; $2,906 - 2007). In the period ended 2007, we recorded approximately $6,627 in foreign exchange translation loss and incurred $14,333 or 42% more in professional fees.

We incurred $903 in general and administrative expenses in the three months ended October 31, 2008, a decrease of 94% from $16,190 in the same period in 2007. General and administrative expenses consists of rent ($5,109 - 2008; $7,678 - 2007); administrative (a recovery of expenses of $7,522 - 2008; $4,368 - 2007); professional fees ($1,420 - 2008; $2,569 - 2007) and depreciation ($1,896 - 2008; $1,575 - 2007) This decrease is also due to the 2007 foreign exchange translation loss and a reduction in professional fees.

Net Income (Loss)

We incurred a loss of $1,500 for the six months ended October 31, 2008, compared to a loss of $16,657 for the six months ended October 31, 2007. Despite our revenue drop during the period ended October 31, 2008, we were able to keep operating expenses low, thus leading to a smaller loss position.

We incurred a gain of $6,214 for the three months ended October 31, 2008, compared to a loss of $3,515 for the three months ended October 31, 2007. By keeping operating expenses low, we were able to realize a nominal gain for the three-month period ended October 31, 2008.

Liquidity and Capital Resources

As at October 31, 2008, the Company had no current assets or cash on hand and $40,403 in current liabilities. The current liabilities consisted of amounts due to related parties and accrued liabilities. As at October 31, 2008, the Company had a working capital deficit of $40,403. We estimate that the cash needed to fund general expenditures for the remainder of the fiscal year ending April 30, 2009 is $20,000.

As at October 31, 2008, we had a cumulative deficit of $43,380 and expect to incur losses during the last six months of our fiscal year ending April 30, 2009. Since inception, we financed operations through short-term related-party loans and equity financing. To date, we have borrowed approximately $132,800 from our officers, of which $88,000 has been repaid. Such funds have been used as working capital. Although our rental income provided nominal positive cash flow from operations for the three-months ended October 31, 2008, we do not have sufficient working capital to enable us to finance our normal operations for the next twelve-month period. While we continue to work towards 100% tenant capacity in our facility, current cash on hand is insufficient to satisfy cash requirements. If we are unable to continue to develop and implement a profitable business plan, we will be required to seek additional avenues to obtain funds necessary to sustain operations, such as the issuance of equity securities or through additional debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Given that we have not achieved significant profitable operations to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operational and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our company will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for the Company to obtain, or increase its cost of obtaining, capital and financing for its operations. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

The recent unprecedented events in global financial markets have had a profound impact on the global economy. Many industries, including the wellness industry, are impacted by these market conditions. Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global equity, commodity and foreign exchange markets, and a lack of market liquidity. A continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates, and tax rates may adversely affect the Company’s growth and profitability. Specifically:

•	the global credit/liquidity crisis could impact the cost and availability of financing and our overall liquidity;

•	a decrease in disposable income, which adversely affects spending in the wellness industry; and
•	the devaluation and volatility of global stock markets impacts the valuation of our equity securities.

These factors could have a material adverse effect on the Company’s financial condition and results of operations.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successfully executing our business plan and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining additional commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4T.	Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report on Form 10-Q for the quarter ended October 31, 2008, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

Not applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not participate in any unregistered sales of equity securities during the period covered by this Quarterly Report.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

Appointment of Board Member

Effective September 10, 2008, the Company’s board of directors (the “Board”) appointed J. David Brow (“Mr. Brow”) as a director of the Company until the next annual meeting of shareholders of the Company and until his successor is elected and qualified.

Mr. Brow graduated from the University of British Columbia in 1990 with a Bachelor of Arts Degree. Upon graduating, Mr. Brow completed both the Canadian Securities course and the Registered Representative exams for licensing as a securities trader and financial advisor. From June 1995 to May 1996, Mr. Brow consulted to Syncronys Softcorp, a publicly traded manufacturer of computer software, and supervised their Canadian operations. In 1996 Mr. Brow formed Willow Run Software Marketing Inc., a high tech sales and marketing consulting firm that worked with numerous software manufacturers, both public and private. Consulting services provided by Willow Run Software Marketing Inc. included product and market analyses, product launch programs, marketing initiatives and sales strategies. In 1999 Mr. Brow formed another high- tech consulting firm, Point of Presence Marketing Inc. This firm concentrated on emerging technology sectors and assisted companies with all aspects of the sales, marketing and launch process, including funding issues. Point of Presence Marketing was purchased by EDventure Capital Inc. in October 2000 where Mr. Brow was a director until April 2002. In May 2002 Mr. Brow was appointed secretary and treasurer of publicly traded Electric Network.com, Inc. and resigned as a director/officer in 2006 upon completion of a successful merger with Solar EnergySources, Inc. During this time and as a result of one of Mr. Brow’s Willow Run clients being acquired by Symantec Corporation, Mr. Brow also took a role with Symantec Corp. overseeing the West Region Large Account Reseller channel business and managed a revenue stream in excess of $300 million which he left in November of 2007. Mr. Brow presently resides in Los Angeles, California where he is the Vice President of Channel Sales for Acronis, Inc. a computer software manufacturer, where he is responsible for all sales and marketing activities of the company’s North and South American channel operations.

Resignation of Officers and Directors

Effective September 11, 2008, the following directors and officers resigned from the Company:

•	Nigel Liang (“Mr. Liang”) resigned as director, president and chief executive officer of the Company;

•	Audra Yap (“Ms. Yap”) resigned as director, treasurer and chief financial officer of the Company;

•	Nicholas Wu (“Mr. Wu”) resigned as director and secretary of the Company; and

•	Eugene Liang resigned as director of the Company.

Effective September 11, 2008, the Company accepted the resignations of Mr. Liang, Ms. Yap, Mr. Wu, and Eugene Liang and appointed Mr. Brow as interim president, interim secretary, interim treasurer, interim CEO and interim CFO until the next ensuing annual meeting of the Board and until his successor has been chosen and qualified, or until his resignation or removal.

Amendment to Bylaws

Effective September 11, 2008, the Company amended Article IV Section 4.02 of its Bylaws as follows: (a) the following sentence was deleted in its entirety: “Any one person may hold any two or more of such offices, except that the president shall not also be the secretary.” and (b) the deleted sentence was replaced with the following: “Any one person may hold any two or more of such offices.”

Satisfaction of Debt and Capital Contribution

The Company owes an aggregate amount of $11,478 to PMB Helin Donovan (the “PMB Debt”), the Company’s independent registered public accounting firm (“PMB”). The Former Officers agreed to pay the PMB Debt on behalf of the Company as an additional capital contribution prior to their resignations (the “Capital Contribution”).

On September 11, 2008, Mr. Brow, in consideration of an aggregate amount of $18,500, agreed to purchase 400,000 shares of the Company’s issued and outstanding stock from Mr. Liang (the “Liang Shares”), 400,000 shares of the Company’s issued and outstanding stock from Mr. Wu (the “Wu Shares”), and 200,000 shares of the Company’s issued and outstanding stock from Ms. Yap (together with the Liang Shares and the Wu Shares, the “Shares”). Subsequent to October 31, 2008, Mr. Brow and the Former Officers amended this agreement to reduce Mr. Brow’s purchase consideration for the Shares to $11,478 (the “Payment”), which Payment would be paid directly to PMB, by check or wire transfer, in satisfaction of the PMB Debt and the Former Officers’ Capital Contribution obligation.

New Office and Principal Place of Business

On September 12, 2008, the Company moved its offices and principal place of business from its location in Vancouver, British Columbia, Canada to 421 9th Street, Manhattan Beach, CA 90266.

ITEM 6.	Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEEMA, INC.

By:  /s/ J. David Brow
       __________________________________
       J. David Brow
       President, Chief Executive Officer
       and Chief Financial Officer
       (On behalf of the Company as
       Principal Executive Officer)

Dated: December 17, 2008