Form 10KSB/A
period 2008-04-30
NEEMA INC.
filed 2009-03-04
CIK 1368762

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB/A

(Amendment #1)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-136027

Neema Inc.

(Name of small business issuer in its charter)

Nevada	20-4126700
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

421 9th Street, Manhattan Beach, CA	90266
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (310) 374-9382

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock	None

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

The number of shares outstanding of the issuer's common stock, $.001 par value, was 2,205,000 as of July 21, 2008.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): ☐ Yes     ☒ No

	Table of Contents

PART I

Item 1.	Description of Business	3
Item 2.	Description of Property	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Purchases of Equity Securities	9
Item 6.	Management's Discussion and Analysis or Plan of Operation	9
Item 7.	Index to Financial Statements	13
Item 8.	Changes In and Disagreements With Accountants on
	Accounting and Financial Disclosure	28
Item 8A.	Controls and Procedures	28
Item 8B.	Other Information	31

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate
	Governance; Compliance With Section 16(a) of the Exchange Act	31
Item 10.	Executive Compensation	33
Item 11.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	34
Item 12.	Certain Relationships and Related Transactions, and Director
	Independence	34
Item 13.	Exhibits	35
Item 14.	Principal Accountants Fees and Services	35

INTRODUCTORY NOTE

This amendment to the Company’s Annual Report on Form 10-KSB for the year ended April 30, 2008 (the “Relevant Report”) corrects the following reporting errors and omissions in the Company’s consolidated financial statements for the year ended April 30, 2008 (the “Relevant Statements”) and its Management’s Report on Internal Controls Over Financial Reporting filed in the Relevant Report (“Management’s Report”):

•

Consolidated Financial Statements – The Statement of Operations in the Relevant Statements were amended to include a column showing the Company’s results of operations from January 16, 2006 (inception) to April 30, 2008;

•

Consolidated Financial Statements – The Statements of Cash Flows in the Relevant Statements were amended to refer to the Company’s actual inception date of January 16, 2006, not January 31, 2006, as disclosed;

•

Consolidated Financial Statements – The audit report was amended to specifically reference the Company’s balance sheets as of April 30, 2008 and 2007 and its related statements of operations and cash flows for the years eneded April 30, 2008 and 2007 and the cumulative period from January 16, 2006 (inception) to April 30, 2008;

•	Consolidated Financial Statements – Note 2 (“Summary of Significant Accounting Policies”) to the Relevant Statements was amended to clarify the Company’s functional currency;

•

Management’s Report – Item 8A of the Relevant Report was amended to identify the framework used by management to evaluate the effectiveness of internal control over financial reporting in accordance with Item 308(T)(a)(2) of Regulation S-B;

•

Management’s Report – Item 8A of the Relevant Report was amended to include management’s assessment of the effectiveness of internal control over financial reporting for the fiscal year ended April 30, 2008; and

•

Management’s Report – Item 8A of the Relevant Report was amended to include the disclosure concerning any material changes to internal control over financial reporting in the fiscal quarter ended April 30, 2008.

The Company is filing this Form 10-KSB/A to amend Items 7 and 8A of Part II of the Relevant Report as stated above. In addition, this Form 10-KSB/A reflects revisions to Items 6 and 13 of Part II that are not associated with the errors and omissions stated above. Aside from the foregoing, this Form 10-KSB/A has not been updated for events or information subsequent to the date of filing of the Relevant Report. Accordingly, this Form 10-KSB/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission (the “SEC”).

Because of the Company’s tenuous financial position, including its lack of cash and current assets, the Company anticipates that the costs stemming from this error will have a materially negative effect on the Company. No adjustments are necessary for financial statements for periods subsequent to April 30, 2008, and these errors and omissions did not result in any breach of covenants or default on obligations by the Company.

For financial statements and a discussion of events and developments subsequent to April 30, 2008, see the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended July 31 and October 31, 2008.

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical information contained in this Annual Report, the matters discussed below or elsewhere in this Annual Report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. Neema Inc. (the "Company", "we" or "us") makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) the ability of the Company to earn revenues sufficient to pay its expenses, (b) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (c) regulatory or legal changes affecting the Company's business, and (d) the Company’s ability to secure necessary capital for general operating or expansion purposes. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected. Furthermore, there is no assurance that the Company's new line of business will be successfully launched or will be profitable since it depends, among other things, on (a) the ability of the Company to raise funds for this business, (b) the successful development of our products, and (c) the success of those opportunities in the marketplace.

ITEM 1.	DESCRIPTION OF BUSINESS

General Information

NEEMA Inc., parent company to True Health Studio (THS), was incorporated under the laws of the State of Nevada on January 16, 2006, and commenced operations in March of 2006. Under its wholly-owned subsidiary and brand name True Health Studio, NEEMA will develop a store-in-store concept utilizing professional "alternative" health care providers who require equipment and space, as well as a flexible practicing experience.The first location was within a Gold’s Gym operation located on the campus of the University of British Columbia at #230-2155 Allison Road,Vancouver, B.C. In May 2007, THS determined this space was insufficient to carry out its business plan. THS terminated its lease at the University of British Columbia and opened another location at #200-4255 Arbutus Street, Vancouver, B.C. THS intends to provide alternative healthcare services in the Vancouver lower mainland area, and hereafter, to expand into other regions.

We maintain our statutory registered agent's office in Carson City, Nevada and currently, our business operations are being conducted Vancouver, B.C., Canada.

Liquidity and Financial Resources

As of April 30, 2008, the Company had $577 of cash on hand. The Company has incurred losses since inception aggregating $91,998 and has a working capital deficit of $46,481 at April 30, 2008. Management’s discussion and analysis, as amended, and the accompanying financial statements, as amended, have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Our first location was within a Gold’s Gym operation located on the campus of the University of British Columbia at #230-2155 Allison Road,Vancouver, B.C. In May 2007, we determined this space was insufficient to carry out our business plan. We terminated our lease at the University of British Columbia and opened another location at #200-4255 Arbutus Street, Vancouver, B.C. Initially, we plan to open THS studios to provide healthcare services in the Vancouver lower mainland area, and thereafter, to expand into other regions. We plan to launch our own private label vitamins and other natural health products (NHP) under the THS brand in July 2008. The supplier that we select will provide the actual nutriceuticals, the containers with lids and design and supply of labels. Presently we are in the process of selecting a company to supply the products. In August 2008, we plan to open another location, leasing space from a building that has a dental clinic and other health related offices. The location has a high volume of traffic and is easily accessible by a variety of modes of transportation. The model again will follow our concept of a store within a store, with our providing fully equipped and managed, facilities that are sought after by practitioners, due to our access to clients and flexible locations. This studio would be similar to the first studio in size, design and layout. In November 2008, we plan to open our third location, again following our concept of opening within an existing location already operated by a partner that we will have a complementary relationship with. We have yet to start searching for this location.

We maintain our statutory registered agent's office in Carson City, Nevada and currently, our business operations are being conducted in Vancouver, B.C., Canada. Our administrative offices are located at the premises of our studio #200-4255 Arbutus Street, Vancouver, B.C. V6J 4R1.

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

There are many different kinds of alternative therapies, and several ways to operate these kinds of businesses. The following are examples of services that will be available at THS.

Acupuncture is an ancient Chinese art based on the theory that Chi energy flows along meridians in the body, and can be stimulated by inserting fine needles at specific points. Acupuncture is used to treat asthma, addiction, arthritis, depression, anxiety, blood pressure disorder and problems with the digestive system.

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

As described in Note 2 of our accompanying financial statements, as amended, our limited revenues generated and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

Employees

We currently have one employee and have four directors, namely, Nigel Liang, Nicholas Wu, Audra Yap and Eugene Liang.

Reports to Security Holders

Neema is a reporting company under the Securities Exchange Act of 1934, as amended, and files reports with the Security and Exchange Commission (SEC). The company files Form 10-QSB quarterly reports and Form 10-KSB Annual Reports.

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 2.	DESCRIPTION OF PROPERTY

In February 2007, the Company terminated its lease with Gold’s Gym at the University of British Columbia due to limited space with which to carry out its business plan. In the same month, the Company entered into a lease term for a period of five years. The leased premises is approximately 840 square feet. The Company is responsible for base rent of $8.96 per square foot per year for lease years one through five.

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

None.

Effective Date of Securities Act Registration Statement: August 18, 2006

Date of commencement of offering: August 25, 2006

Date of termination of offering, and if terminated whether it terminated before all securities were sold: July 19, 2007

Names of managing underwriters: N/A

Title of class of securities registered: common stock

Selling stockholder information: N/A

Expenses of offering incurred from the effective date of the registration statement to the end of fiscal year: None

None of these amounts constituted payments, direct or indirect, to our directors, officers, or persons owning over 10% of the outstanding equity securities.

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

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, AS AMENDED.
Amendment

This “Item 6. Managements Discussion and Analysis or Plan of Operation” has been amended to provide a more detailed disclosure under Results of Operations regarding the increase in our operating expenses and net loss for the year ended April 30, 2008; a more detailed disclosure under Plan of Operations regarding our operating expenses for the twelve months following this report and our ability to fund those expenses; a more detailed disclosure under Liquidity and Financial Resources regarding our ability to obtain financing, potential fluctuations in our cash requirements and the consequences if we fail to raise sufficient cash; and an updated set of critical accounting policies.

Plan of Operation

Background

NEEMA Inc., the parent company to True Health Studio (THS), was incorporated under the laws of the State of Nevada on January 16, 2006, and commenced operations in March of 2006. Under its wholly-owned subsidiary and brand name True Health Studio, NEEMA will develop a store-in-store concept utilizing professional "alternative" health care providers who require equipment and space, as well as a flexible practicing experience. The first location was within a Gold’s Gym operation located on the campus of the University of British Columbia at #230-2155 Allison Road, Vancouver, B.C. In May 2007, THS determined this space was insufficient to carry out its business plan. THS terminated its lease at the University of British Columbia and opened another location at #200-4255 Arbutus Street, Vancouver, B.C. THS intends to provide alternative healthcare services in the Vancouver lower mainland area, and thereafter, to expand into other regions.

We maintain our statutory registered agent's office in Carson City, Nevada and currently, our business operations are being conducted in Vancouver, B.C., Canada.

Results of Operations

Comparison of the year ended April 30, 2008 and the period ended April 30, 2007

Revenues for the year ended April 30, 2008 were $41,488 compared to $31,005 for the period ended April 30, 2007. In 2007, our business grew which warranted the leasing of larger premises. Operating expenses in the year ended April 2008 was $82,578 compared to $66,709 in 2007, an increase that was due to the growth of our business and an increase in professional fees. Comprehensive net loss in the year ended April 2008 was $42,267 compared to $35,704 in 2007. This increase was due to an increase in operating expenses that was not completely offset by our increased rental income.

As at April 30, 2008, we had incurred losses since inception of $85,610.

Plan of Operation

Our first location opened in March 2006 and operated within Gold’s Gym located at #230-2155 Allison Road, Vancouver, B.C. In February, 2007, we determined that this space was insufficient to carry out our business plan. We terminated this lease and in April 2007, we opened a larger location at #200-4255 Arbutus Street, Vancouver, B.C. The premises has five fully-equipped and furnished treatment rooms. The rooms have all necessary equipment and supplies to support our multidisciplinary practices. The hours of operation are 7 days a week, 12 hours per day. We have already engaged practitioners from chiropractic, massage therapy and traditional Chinese medicine backgrounds.

We are responsible for pre-allotting practitioner time slots at the beginning of each month. Initially due to limited cash resources, the manager and the practitioners will be taking bookings from the clients. In the future, as cash flows permit, we will investigate hiring dedicated staff and installing infrastructure to handle inquiries and booking. We will investigate a centralized booking model for patients as we develop and manage more locations.

Centralized booking options that we will explore:
*	a central booking office where all booking requests for any outlet goes through one number;

*	computer terminals at each location with special software that will link all outlets to a central database system; and

*	a combination of a central booking office, with a central database that is connected to terminals at each location.

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

We estimate our general operating expenses for the next twelve months to be $60,000, consisting of legal, accounting, auditing and consulting fees. We had a working capital deficit of $46,481 as of April 30, 2008, and were not generating revenue at full capacity. We do not currently have sufficient capital to fund our estimated expenditures for the fiscal year and intend to fund the expenditures through equity and/or debt financing and revenues from the rental of our facility. There can be no assurance that financing will be available on acceptable terms, if at all.

Liquidity and Financial Resources

As of April 30, 2008, the Company had $577 of cash on hand and that was its only current asset. Through April 30, 2008, the Company was in the development stage and has generated revenues. However, it is not operating at full capacity. As of April 30, 2008, the Company had liabilities of $47,058, consisting of amounts due to related parties and accrued liabilities. The Company has incurred losses since inception aggregating $91,998, which includes other comprehensive loss of $6,388, and has working capital and stockholders' deficiencies of $46,481 at April 30, 2008. Management’s discussion and analysis, as amended, and the accompanying financial statements, as amended, have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

To date, the Company has covered operating deficits through its financing activities. During the year ended April 30, 2008, the Company had outstanding advances due to its officers of $27,405, which is uncollateralized, due on demand and bears no interest. During the year ended April 30, 2008 the Company repaid its officers $56,688 of the amounts due. Its officers advanced the Company additional funds in the amount of $6,500 and paid $17,840 in expenses on behalf of the Company during the year ended April 30, 2008.

In September 2006, the Company commenced an SB-2 offering. Through April 30, 2007, the Company had raised $50,250, the equivalent of 1,005,000 shares of its common stock to investors in the offering. Subsequent to April 30, 2007, we received an additional $10,000 for 200,000 shares of common stock. The total of 2,205,000 shares under the offering has been issued.

While we continue to work towards 100% capacity at our new location, we feel that current cash on hand is insufficient to satisfy cash requirements. If we are unable to continue to develop and implement a profitable business plan, we will be required to seek additional avenues to obtain funds necessary to sustain operations, including equity and/or debt financing. There can be no assurance that financing will be available on acceptable terms, if at all.

Given that we have not achieved significant profitable operations to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operational and development risks, competition from well-funded competitors and our ability to manage growth. We can offer no assurance that we will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months.

Critical Accounting Policies

Our accounting policies are explained in Note 2 to the audited consolidated financial statements, as amended, for the year ended April 30, 2008 included in this Form 10-KSB/A. We consider the following accounting policies to be critical given they involve estimates and judgments made by management and are important for our investors’ understanding of our operating results and financial condition.

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

The Company uses the Canadian Dollar as its functional currency. Transactions denominated in currencies other than the entity’s functional currency are translated into the entity’s functional currency at the exchange rate ruling on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are retranslated at the exchange rate ruling on the balance sheet date. Currency translation differences are recognized in the statement of income for the period.

On consolidation, the results of operations and cash flows whose functional currency is other than the US dollar are translated into US dollars at the average exchange rate for the period and their assets and liabilities are translated into US dollars at the exchange rate ruling on the balance sheet date. Currency translation differences are recognized within other comprehensive income as a separate component of shareholders’ equity. In the event that such an operation is sold, the cumulative currency translation differences that are attributable to the operation are reclassified to income.

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

ITEM 7.	FINANCIAL STATEMENTS, AS AMENDED.

Williams & Webster, P.S.
Certified Public Accountants & Business Consultants

Board of Directors
Neema, Inc.
Vancouver, BC
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Neema, Inc. (a Nevada corporation and development stage company) as of April 30, 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neema, Inc. as of April 30, 2007 and the results of its operations, stockholders' deficit and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated no revenue. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this issue are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 24, 2007

Bank of America Financial Center
601 W. Riverside, Suite 1940, Spokane, WA 99201
Phone (509) 838-5111 Fax (509) 838-5114

www.williams-webster.com

Center for Public Company Audit Firms
Private Companies Practice Section
AICPA, WSCPA

NEEMA, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	April 30, 2008 $	April 30, 2007 $

ASSETS

Current Assets

Cash	577	49,918

TOTAL CURRENT ASSETS	577	49,918

Fixed assets, net	17,402	23,083

Other assets	2,331	3,583

TOTAL ASSETS	20,310	76,584

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	–	1,330
Related party – accounts payable	–	4,298
Due to related party	27,405	53,571
Accrued liabilities	19,653	5,865
Other liability - equity	–	50,250

TOTAL CURRENT LIABILITIES	47,058	115,314

Stockholder’s Deficit

Common stock Authorized: 25,000,000 shares, par value $0.001; 2,205,000 and 1,000,000 shares issued and outstanding, respectively	2,205	1,000

Additional paid-in capital	63,045	4,000

Accumulated deficit during development stage	(91,998)	(43,730)

TOTAL STOCKHOLDERS’ DEFICIT	(26,748)	(38,730)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$ 20,310	$ 76,584

The accompanying notes are an integral part of these consolidated financial statements.

NEEMA, Inc.

(A Development Stage Company)

Consolidated Statement of Operations

(Expressed in U.S. dollars)

	For the Year Ended April 30, 2008	For the Year Ended April 30, 2007	From Inception January 16, 2006 through April 30, 2008

RENTAL INCOME	$ 41,488	$ 31,005	$ 76,192

OPERATING EXPENSES

Rent	27,964	26,708	58,255
General and administrative	13,111	12,696	27,961
Supplies	185	4,107	10,037
Professional Fees	35,843	21,430	57,273
Depreciation	5,475	1,768	7,486

Total Operating Expenses	82,578	66,709	161,012

LOSS FROM OPERATIONS	(41,090)	(35,705)	(84,820)

OTHER INCOME (EXPENSE)

Interest expense	(790)	–	(790)
Total Other Income (Expense)

LOSS BEFORE INCOME TAXES	(41,880)	(35,705)	(85,610)

INCOME TAX EXPENSE	–	–	–

NET LOSS	$ (41,880)	$ (35,705)	$ (85,610)

OTHER COMPREHENSIVE INCOME/(LOSS)

Foreign exchange gain (loss)	(6,388)	–	(6,388)

COMPREHENSIVE NET LOSS	$ (48,268)	$ (35,705)	$ (91,998)

NET LOSS PER SHARE BASIC AND DILUTED	$ (0.02)	$ (0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSANDING BASIC AND DILUTED	2,004,167	1,000,000

The accompanying notes are an integral part of these financial statements.

NEEMA Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

April 30, 2008

(Expressed in U.S. dollars)

				Deficit
				Accumulated
	Common Stock		Additional	During the
	Number of		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
	#	$	$	$	$

Balance, January 16, 2006 (Inception)	–	–	–	–	–

Stock issued for cash on March 8, 2006 at $0.005 per share	1,000,000	1,000	4,000	–	5,000

Net loss for the period ended April 30, 2007	–	–	–	(43,730)	(43,730)

Balance, April 30, 2007	1,000,000	1,000	4,000	(43,730)	(38,730)

Stock issued for cash on July 2007 at $0.005 per share	1,205,000	1,205	59,045	–	60,250

Net loss	–	–	–	(41,880)	(41,880)

Comprehensive loss on foreign translation	–	–	–	(6,388)	(6,388)

Balance, April 30, 2008	2,205,000	2,205	63,045	(91,998)	(26,748)

The accompanying notes are an integral part of these financial statements.

NEEMA, Inc.

(A Development Stage Company)

Consolidated Statement of Cash Flows

(expressed in U.S. dollars)

	For the Year Ended April 30, 2008	For the Year Ended April 30, 2007	From Inception January 16, 2006 through April 30, 2008

Cash flows from operating activities

Net profit/loss	$ (41,880)	$ (35,704)	$ (85,610)

Adjustments to reconcile net loss

Depreciation	5,475	1,768	7,486

Changes in operating assets and liabilities:

(Increase) decrease accounts receivable	–	–	–
(Increase) decrease other assets	1,252	–	(2,331)
Increase (decrease) accrued liabilities	13,788	5,864	19,653
Increase (decrease) accounts payable	(1,330)	1,330	–
Increase (decrease) related party accounts payable	(4,298)	3,610	–

Net cash used in operating activities	(26,993)	(23,130)	(60,802)

Cash flows from investing Activities

Purchase of fixed assets	–	(17,796)	(25,383)

Net cash used in investing activities	–	(17,796)	(25,383)

Cash flows from financing activities

Sale of common stock	–	–	5,000
Cash from subscription agreements	10,000	50,250	60,250
Loan repayment	(56,688)	(17,922)	(74,610)
Proceeds from loans and advances, related party	24,340	31,770	96,122

Net cash provided by financing activities	(22,348)	64,098	86,762

Net increase (decrease) in cash	(49,341)	23,172	577

Other comprehensive income (loss)	–	–	–

Cash – Beginning of Period	49,918	26,747	–

Cash – End of Period	$ 577	$ 49,918	$ 577

Supplemental Disclosures

Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

The accompanying notes are an integral part of these financial statements.

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

In March 8, 2006, the Company invested $5,000 to acquire 100% ownership in True Health Studio, Inc, a company incorporated under the laws of British Columbia, Canada. Under the brand name True Health Studio, NEEMA will develop a store-in-store concept utilizing professional "alternative" health care providers who require equipment and space, as well as a flexible practicing experience. The first location was within a Gold’s Gym operation located on the campus of the University of British Columbia at #230-2155 Allison Road, Vancouver, B.C. In May 2007, THS determined this space was insufficient to carry out its business plan. THS terminated its lease at the University of British Columbia and opened another location at #200-4255 Arbutus Street, Vancouver, B.C.

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

The Company uses the Canadian Dollar as its functional currency. Transactions denominated in currencies other than the entity’s functional currency are translated into the entity’s functional currency at the exchange rate ruling on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are retranslated at the exchange rate ruling on the balance sheet date. Currency transaction differences are recognized in the statement of income for the period.

On consolidation, the results of operations and cash flows whose functional currency is other than the US dollar are translated into US dollars at the average exchange rate for the period and their assets and liabilities are translated into US dollars at the exchange rate ruling on the balance sheet date. Currency translation differences are recognized within other comprehensive income as a separate component of shareholders’ equity. In the event that such an operation is sold, the cumulative currency translation differences that are attributable to the operation are reclassified to income.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss for the period ending April 30, 2008, and has an accumulated deficit $91,998 since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. During the year ended April 30, 2008, the Company raised approximately $10,000, in addition to the $50,250 raised in the year ended 2007, to allow it to continue its operations over the next twelve months. However, there are inherent uncertainties and management cannot provide assurances that it will be successful in its endeavors. See note 5.

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

In December 2007, the FASB issued FAS No. 160, "Accounting for Noncontrolling Interests." FAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the standard, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, and net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. FAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008, and is not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

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

The following is a summary of property, equipment, leasehold improvements and accumulated depreciation and amortization:

	April 30, 2008	April 30, 2007
Computer hardware	$ 2,100	$ 2,100
Furniture & Fixtures	5,198	5,198
Leasehold Improvements	17,795	17,796
Subtotal	25,093	25,093
Less accum. Depreciation and amortization	7,691	2,011
Property and Equipment, net	$ 17,402	$ 23,083

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

NOTE 4 – INCOME TAXES

At April 30, 2008, the Company had deferred tax assets principally arising from net operating loss carryforwards for income tax purposes. The Company calculates its deferred tax assets using the Federal tax rates of 34%.  Due to operating losses, the uncertainty of future profits and limitations on the utilization of net operating loss carry-forwards under IRC Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses and projections for future taxable losses over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset balance. As of April 30, 2008 and 2007 the valuation allowances were $29,000 and $12,000 respectively. The change in the valuation allowance during 2008 was an increase of $17,000. The Company’s significant components of net deferred tax assets are as follows:

	April 30, 2008	April 30, 2007

Net operating loss carryforwards	$86,000	$44,000

Deferred tax assets:	29,000	15,000

Less: valuation allowance	(29,000)	(15,000)
Net deferred tax assets	$-	$-

At April 30, 2008 and 2007, the Company had net operating loss carryforwards of approximately $86,000 and $35,000 for federal income tax purposes, respectively. The net operating loss carryforwards are available to be utilized against future taxable income for years through fiscal 2027, subject to the Tax Reform Act of 1986 which imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" as defined by the Internal Revenue Code. Federal and state net operating losses are subject to limitations as a result of these restrictions. Under such circumstances, the Company's ability to utilize its net operating losses against future income may be reduced.

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax provision (benefit) rate for continuing operations is as follows:

	April 30, 2008	April 30, 2007
Federal statutory rate	34.0%	34.0%
Valuation allowance	(34.0%)	(34.0%)
	(0.0) %	(0.0)%

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

During the year ended April 30, 2008 the Company repaid its officers $56,688 of the amounts due. Its officers advanced the Company additional funds in the amount of $6,500 and paid $17,840 in expenses on behalf of the Company during the year ended April 30, 2008.

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

NOTE 9 – SUBSEQUENT EVENTS

None.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE.

Dismissal of Williams & Webster, P.S.

Effective as of August 21, 2007, our Board approved the dismissal of Williams & Webster, P.S. (“W&W”) as our independent registered public accounting firm, and, effective as of August 21, 2007, our Board approved the appointment of PMB Helin Donovan (“PMB”)as our independent registered public accounting firm.

The report of W&W on the financial statements of Neema, Inc. as of and for the last fiscal year did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except such report did contain an explanatory paragraph related to the Company’s ability to continue as a going concern.

During the last fiscal year and through the interim periods subsequent thereto, there were no disagreements with W&W on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of W&W would have caused W&W to make reference to such disagreement in its report on the financial statements for such year and periods. In addition, there were no “reportable events” as set forth in Item 304(a)(1)(iv) of Regulation S-B.

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

ITEM 8A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

At the end of the period covered by this report on Form 10-KSB/A for the year ended April 30, 2008, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer and (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the CEO and the CFO concluded that the Company's disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

However, subsequent to the end of the period covered by this report, a further evaluation was carried out under the supervision of and with the participation of the Company's new management, including the Company’s newly appointed CEO/CFO, of the effectiveness of the design and operations of the Company's disclosure controls and procedures for the period covered by this report.  Based on this subsequent evaluation, the CEO/CFO has concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were in fact not adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act was accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

In new management’s subsequent evaluation of the effectiveness of the Company’s disclosure controls and procedures for the period covered by this report, new management determined that material weaknesses existed in the Company’s internal control over financial reporting for such period, which resulted in new management determining that the following reporting errors and omissions were made by the Company in its consolidated financial statements for the year ended April 30, 2008 (the “Relevant Statements”) and its Management’s Report on Internal Controls Over Financial Reporting (“Management’s Report”), both as filed with the Company’s Annual Report on Form 10-KSB for the year ended April 30, 2008 (the “Relevant Report”):

•

Consolidated Financial Statements – The Statement of Operations in the Relevant Statements did not include a column showing the Company’s results of operations from January 16, 2006 (inception) to April 30, 2008;

•

Consolidated Financial Statements – The statements of cash flows in the Relevant Statements should have referred to the Company’s actual inception date of January 16, 2006, not January 31, 2006, as disclosed;

•

Consolidated Financial Statements – The scope and opinion of the audit report as filed with the Relevant Report should have specifically made reference to the Company’s balance sheets as of April 30, 2008 and 2007 and its related statements of operations and cash flows for the years eneded April 30, 2008 and 2007 and the cumulative period from January 16, 2006 (inception) to April 30, 2008;

•	Consolidated Financial Statements – The Company should have disclosed its functional currency in Note 2 (“Summary of Significant Accounting Policies”) to the Relevant Statements;

•

Management’s Report – In Item 8A of the Relevant Report, the Company did not identify the framework used by management to evaluate the effectiveness of internal control over financial reporting in accordance with Item 308(T)(a)(2) of Regulation S-B;

•

Management’s Report – In Item 8A of the Relevant Report, the Company omitted management’s assessment of the effectiveness of internal control over financial reporting for the fiscal year ended April 30, 2008, including a statement as to whether or not internal control over financial reporting was effective in accordance with Item 308(T)(a)(3) of Regulation S-B; and

•

Management’s Report – In Item 8A of the Relevant Report, the Company omitted the disclosure concerning any material changes to internal control over financial reporting in the fiscal quarter ended April 30, 2008.

The Company’s new management first discovered these reporting errors and omissions on February 2, 2009, upon reviewing the Relevant Report based on correspondence from the SEC staff concerning the Relevant Report and Relevant Statements. Accordingly, on February 6, 2009, our CEO/CFO, in consultation with the Company’s independent registered public accounting firm, determined that the Company should rectify the reporting errors and omissions in the Relevant Statements and Management’s Report by filing this amended Relevant Report.

For the reasons stated above, the new CEO/CFO, based on his further analysis of the Company’s disclosure controls and procedures for the period covered by this report, has determined that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not adequate. The Company’s new CEO/CFO has taken actions to address the deficiencies in the Company’s disclosure controls and procedures and internal control over financial reporting. Specifically, in February 2009, the Company’s new management adopted additional review and disclosure systems designed to improve the Company’s system of internal control over financial reporting, including:

•

An improved system for financial reporting to guide the Company’s compliance with the requirements of Regulation S-X. Specifically, the Company’s management has implemented procedures designed to ensure that the Company’s consolidated financial statements include all required disclosures for all relevant periods and that the Company’s auditor reviews and reports on the Company’s financial statements for all periods required by SEC rules and regulations. These procedures include (a) retaining legal counsel with experience in SEC reporting; (b) maintaining an open dialogue between the Company’s management and the Company’s auditor and legal counsel to ensure that the Company’s financial statements for each quarterly and annual period satisfy all relevant SEC disclosure requirements; (c) maintaining an open dialogue with the Company’s auditors to ensure that the auditor’s review of and report on the Company’s year-end financial statements is complete and satisfies all relevant SEC rules and regulations; and (d) continuously reviewing the Company’s financial statements while drafting quarterly and annual reports to ensure the statements have not been altered during the preparation or filing of such reports.

•

An improved system for compliance with Item 308T of Regulation S-K (and Item 308 of Regulation S-K following the expiration of Item 308T). Specifically, the Company’s management has implemented procedures to ensure the Company’s Management Report, as filed with future quarterly and annual reports, includes accurate and complete disclosures regarding the Company’s disclosure controls and procedures and internal control over financial reporting. These procedures include (a) maintaining an open dialogue between the Company’s new management and the Company’s legal counsel to ensure that Management’s Report during each applicable reporting period satisfies SEC disclosure requirements; (b) developing a system to collect and retain information pertinent to the Company’s internal control over financial reporting throughout the year to facilitate management’s evaluation and assessment thereof at the end of each fiscal year; and (c) developing a system to record material changes in internal control over financial reporting to facilitate the Company’s obligation to report such changes in quarterly and annual reports.

•	Conducting a review of historic financial statements, ledgers and accounting entries to verify their compliance with Regulation S-X, Item 308T of Regulation S-K and other SEC rules and regulations.
•	Amending the Relevant Statements and Management’s Report in this Form 10-KSB/A in order to rectify the errors and omissions as stated above.

The Company’s new CEO/CFO believes that the effective implementation of the above procedures has corrected the material weakness cited above in its disclosure controls and procedures and internal controls over financial reporting. However, the Company will continue to review and monitor its disclosure controls and procedures and internal controls over financial reporting and will adopt further changes, if and when management determines that such changes are necessary, to ensure accuracy in the Company’s future filings.

Because of the Company’s tenuous financial position, including its lack of cash and current assets, management anticipates that these changes in disclosure controls and procedures and internal control over financial reporting will have a materially negative cost to the Company.

Management’s Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

The management’s report on internal control over financial reporting in the Relevant Report failed to: (a) state that it conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of April 30, 2008; (b) identify a framework on which the evaluation was based; and (c) provide an assessment and conclusion of the effectiveness of internal control over financial reporting as of April 30, 2008.

In February 2009, the Company’s new CEO/CFO conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of April 30, 2008, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the principles and framework of the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, the Company’s new CEO/CFO has concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2008, due to the material weaknesses stated above under “Disclosure Controls and Procedures.”

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the fiscal quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to April 30, 2008, changes were made in our internal control over financial reporting, which changes are disclosed in “Disclosure Controls and Procedures,” above.

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

Audra Yap

Audra Yap has been the Treasurer, CFO and Director of the Company since inception. Ms. Yap brings with her over 15 years financial accounting experience. In 1999, she joined Elgrande International Inc., Vancouver, B.C. as Controller and contributed her experience in corporate reporting, budgeting, information systems, and strategic planning and built a strong administrative team. As well, she established effective external relationships for Elgrande. Ms. Yap managed the implementation of Elgrande’s EDI and CRM systems and coordinated the development of its web-based active inventory management system. Prior to Elgrande, Ms. Yap was senior accountant at Mainframe Entertainment, Inc. from 1998 to 1999. From 1993 to 1998, she was Controller of Norenger Development Inc., a land development firm. Ms. Yap became a Certified General Accountant in 1998. She graduated from the University of Essex, England with a Bachelor of Arts (Honors) in Accounting and Financial Management in 1992.

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

Directors’ Compensation

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

Name and Address of	No. of Shares	Percentage of
Beneficial Owner		Outstanding Shares
Nigel Liang	400,000	18%
215-2211 W. 4th Avenue
Vancouver, B.C.
V6K 4S2, Canada

Nicholas Wu	400,000	18%
230-2155 Allison Road
Vancouver, B.C.
Canada

Audra Yap	200,000	9%
1638 W. 64th Avenue
Vancouver, B.C.
V6P 2P1, Canada

All Officers and Directors as a	1,000,000	45%
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

ITEM 13.	EXHIBITS, AS AMENDED.
(a) Exhibits

3.1	Articles of Incorporation of the Company (incorporated herein by reference to the Company's Form SB-2 filed with the SEC (File No. 333-136027))

3.2	By-Laws of the Company (incorporated herein by reference to the Company's Form SB-2 filed with the SEC (File No.333-136027))

10.1	Specimen Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Form SB-2 filed with the SEC (File No.333-136027).

10.3

Lease, dated February 12, 2007, between the Company and Arbutus Village Holdings Ltd. (incorporated herein by reference to Exhibit 10.3 to the Company's Annual report on Form 10-KSB for the year ended April 30, 2007 filed with the SEC)

14.1	Neema Inc. Code of Conduct (incorporated herein by reference to Exhibit 14.1 to the Company's Annual report on Form 10-KSB for the year ended April 30, 2008 filed with the SEC)

31.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 302 of The Sarbanes Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.*

__________

* Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit Fees:	Year ended April 30, 2008	$22,600
	Year ended April 30, 2007	$18,770
Audit Related Fees:	Year ended April 30, 2008	-
	Year ended April 30, 2007	-
Tax Fees:	Year ended April 30, 2008	-
	Year ended April 30, 2007	-
All Other Fees:	Year ended April 30, 2008	-
	Year ended April 30, 2007	-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEEMA INC.

March 4, 2009	By: /s/ J. David Brow
J. David Brow, President, Secretary,
Treasurer, Chief Executive Officer, Chief
Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. David Brow	CEO, CFO, President, and Director	March 4, 2009
J. David Brow	(Principal Executive Officer and Principal Financial and Accounting Officer)