Form 10KSB/A
period 2008-04-30
NEEMA INC.
filed 2009-03-09
CIK 1368762

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB/A

(Amendment #2)

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

INTRODUCTORY NOTE

This second amendment on Form 10-KSB/A (“Second Amendment”) to the Company’s Annual Report on Form 10-KSB for the year ended April 30, 2008, as amended by the Company’s Form 10-KSB/A filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2009 (“First Amendment”), corrects reporting errors in the Company’s audit report by PMBHD Helin Donovan, LLC and its evaluation of Disclosure Controls and Procedures, as filed in the First Amendment. Aside from the foregoing, this Second Amendment has not been updated for events or information subsequent to the date of filing of the First Amendment. Accordingly, this Second Amendment should be read in conjunction with the Company’s other filings made with the SEC.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Neema, Inc.
Vancouver, B.C.

We have audited the accompanying balance sheet Neema, Inc. as of April 30, 2008, and the related statements of income, stockholders’ equity, and cash flows for the year then ended and from January 16, 2006 (inception) to April 30, 2008. Neema, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neema, Inc. as of April 30, 2008, and the results of its operations and its cash flows for the year ended April 30, 2008 and from January 16, 2006 (inception) to April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

However, subsequent to the end of the period covered by this report, a further evaluation was carried out under the supervision of and with the participation of the Company's new management, including the Company’s newly appointed CEO/CFO, of the effectiveness of the design and operations of the Company's disclosure controls and procedures for the period covered by this report.  Based on this subsequent evaluation, the CEO/CFO has concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were ineffective  in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act was accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

For the reasons stated above, the new CEO/CFO, based on his further analysis of the Company’s disclosure controls and procedures for the period covered by this report, has determined that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective . The Company’s new CEO/CFO has taken actions to address the ineffectiveness of and deficiencies in the Company’s disclosure controls and procedures and internal control over financial reporting. Specifically, in February 2009, the Company’s new management adopted additional review and disclosure systems designed to improve the Company’s system of internal control over financial reporting, including:

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

NEEMA INC.

March 6, 2009	By: /s/ J. David Brow
J. David Brow, President, Secretary,
Treasurer, Chief Executive Officer, Chief
Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. David Brow	CEO, CFO, President, and Director	March 6, 2009
J. David Brow	(Principal Executive Officer and Principal Financial and Accounting Officer)