Form 10-Q
period 2009-01-31
NEEMA INC.
filed 2009-03-17
CIK 1368762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission file number: 333-52874

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 16, 2009: 2,205,000.

i

PART I.FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEEMA, Inc.

Consolidated Balance Sheets

(A Development Stage Company)

	January 31, 2009	April 30, 2008
	(unaudited)
ASSETS

Current Assets

Cash	–	577

Total Current Assets	–	577

Property and equipment (Note 4)	14,374	17,402

Other assets	1,898	2,331

Total Assets	16,272	20,310

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	15,111	–
Accrued liabilities	2,412	19,653
Due to related party (Note 5)	33,109	27,405

Total Current Liabilities	50,632	47,058

Contingency (Note 1)

Stockholder’s Deficit

Common stock (Note 3) Authorized: 25,000,000 shares, par value $0.001; 2,205,000 shares issued and outstanding	2,205	2,205

Additional paid-in capital	63,045	63,045

Accumulated other comprehensive loss	1,179	(6,388)

Deficit accumulated during the development stage	(100,789)	(85,610)

Total Stockholders’ Deficit	(34,360)	(26,748)

Total Liabilities and Stockholders’ Deficit	16,272	20,310

[The accompanying condensed notes are an integral part of these consolidated financial statements.]

NEEMA, Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

(A Development Stage Company)

(unaudited)

	Accumulated from January 16, 2006 (Date of Inception) to January 31, 2009	For the Three months Ended January 31, 2009	For the Three months Ended January 31, 2008	For the Nine months Ended January 31, 2009	For the Nine months Ended January 31, 2008

Revenue

Rental Income	94,076	–	9,510	17,884	32,284

Operating Expenses

General and administrative	205,553	25,159	17,800	44,541	56,393

Total Operating Expenses	205,553	25,159	17,800	44,541	56,393

Operating Loss	(111,477)	(25,159)	(8,290)	(26,657)	(24,109)

Other Income (Expenses)

Donated Income (Note 6)	11,478	11,478	–	11,478	–
Interest	(790)	–	35	–	(803)
	10,688	11,478	–	11,478	(803)
Net Loss	(100,789)	(13,681)	(8,255)	(15,179)	(24,912)

Other Comprehensive Loss

Foreign currency translation adjustments	1,179	2,248	(432)	7,567	(6,196)

Comprehensive Loss	(99,610)	(11,433)	(8,687)	(7,612)	(31,108)

Loss Per Share – Basic and Diluted		(0.01)	(0.01)	(0.01)	(0.02)

Weighted Average Shares Outstanding		2,205,000	1,401,667	2,205,000	1,401,667

[The accompanying condensed notes are an integral part of these consolidated financial statements.]

NEEMA, Inc.

Consolidated Statements of Cash Flows

(A Development Stage Company)

(unaudited)

	Accumulated from January 16, 2006 (Date of Inception) to January 31, 2009	For the Nine months Ended January 31, 2009	For the Nine months Ended January 31, 2008

Operating Activities
Net loss for the period	(100,789)	(15,179)	(24,109)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	11,859	4,375	4,174

Changes in operating assets and liabilities
Other assets	(1,898)	433	1,214
Accounts payable	15,111	15,111	(1,330)
Accrued liabilities	2,412	(17,241)	9,859
Due to related parties	6,981	6,981	(4,298)

Net Cash (Used in) Provided by Operating Activities	(66,324)	(5,520)	(14,490)

Investing Activities
Acquisition of property and equipment	(25,383)	–	–

Net Cash Used in Investing Activities	(25,383)	–	–

Financing Activities
Loan repayment	(93,088)	(18,478)	(51,059)
Sale of common stock	5,000	–	–
Cash from subscription agreements	60,250	–	10,000
Proceeds from related party loans and advances	114,089	17,965	8,848

Net Cash Provided by Financing Activities	86,251	(513)	(32,211)

Effect of Exchange Rate Changes on Cash	5,456	5,456	(1,245)

Change in Cash	–	(577)	(47,946)

Cash – Beginning of Period	–	577	49,918

Cash – End of Period	–	–	1,972

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

[The accompanying condensed notes are an integral part of these consolidated financial statements.]

1.	Basis of Presentation and Fiscal Year

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended April 30, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As at January 31, 2009, the Company has a working capital deficit of $50,632, and an accumulated deficit of $100,789.

2.	Summary of Significant Accounting Principles

Revenue and Cost Recognition

The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, services have been rendered, and the seller’s price to the buyer is determinable. Revenue is recognized as it is earned.

3.	Common Stock

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

4.	Property and Equipment

	January 31, 2009	April 30, 2008
Computer hardware	$ 2,100	$ 2,100
Furniture & Fixtures	5,198	5,198
Leasehold Improvements	17,795	17,795
Subtotal	25,093	25,093
Less accumulated depreciation and amortization	10,719	7,691
Property and Equipment, net	$ 14,374	$ 17,402

5.	Related Party Transactions

During the year ended April 30, 2008, the Company repaid its officers $56,688 of the amounts due. Its officers advanced the Company additional funds in the amount of $6,500 and paid $17,840 in expenses on behalf of the Company during the year ended April 30, 2008.

During the nine month period ended January 31, 2009, the Company repaid its former officers $18,478 of the amounts due.  Its former officers advanced the Company additional funds in the amount of $17,965 and paid $6,981 in expenses on behalf of the Company. At January 31, 2009, the Company owes $33,109 to the former officers, which is unsecured, non-interest bearing, and has no specific terms of repayment.

6.	Donated Income

On September 10, 2008 the Company’s board of directors (the “Board”) unanimously passed a resolution increasing the size of the Board from four to five, and determined that it is in the best interest of the Company and its shareholders to fill the Board vacancy by appointing J. David Brow (“Mr. Brow”) as a director of the Company.

On September 11, 2008, Nigel Liang (“Mr. Liang”), Nicholas Wu (“Mr. Wu”), Audra Yap (“Ms. Yap”), together with Mr. Liang and Mr. Wu, the “Former Officers”), and Eugene Liang resigned as directors, officers and/or any other positions they held in this Company.

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

At September 11, 2008, the Company owed an aggregate amount of $11,478 to the Company’s independent registered public accounting firm. The Former Officers agreed to pay the debt on behalf of the Company as an additional capital contribution prior to their resignations (the “Capital Contribution”). On September 11, 2008, Mr. Brow, in consideration of an aggregate amount of $18,500, agreed to purchase 400,000 shares of the Company’s issued and outstanding stock from Mr. Liang (the “Liang Shares”), 400,000 shares of the Company’s issued and outstanding stock from Mr. Wu (the “Wu Shares”), and 200,000 shares of the Company’s issued and outstanding stock from Ms. Yap (together with the Liang Shares and the Wu Shares, the “Shares”). On December 12, 2008, Mr. Brow and the Former Officers amended this agreement to reduce Mr. Brow’s purchase consideration for the Shares to $11,478 (the “Payment”), which Payment was paid directly to the Company’s auditors, by check or wire transfer, in satisfaction of the debt and the Former Officers’ Capital Contribution obligation. In accordance with FAS 116 - “Accounting for Contributions Received and Contributions Made” the Company recorded the donations as other income during the nine month period ended January 31, 2009 in the statement of operations.

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

Cautionary Note Regarding Management’s Discussion and Analysis

This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Plan of Operations

We estimate our operating expenditures for the final three months of our fiscal year ending April 30, 2009 to be as follows: rent of $7,000, administrative expenses of $2,500, management fees of $2,500 and professional fees of $12,000. We had a working capital deficit of $50,632 as of January 31, 2009, and no revenues or current assets. We do not currently have sufficient capital to fund our estimated expenditures for the remainder of the fiscal year and intend to fund the expenditures through debt and/or equity financing. The Company needs to raise $40,000 by April 30, 2009 to cover operating expenditures and current liabilities due by that date. Since the Company has no revenue stream, it anticipates raising such funds from debt and/or equity financing. There can be no assurance that financing will be available on acceptable terms, if at all. See, “Liquidity and Capital Resources,” below.

The Company may explore other business opportunities or change it business strategy in the future. The Company cannot anticipate the costs of pursuing and/or entering into other business opportunities and does not have sufficient capital to pursue such opportunities without additional financing. There can be no assurance that additional business opportunities or the financing for such opportunities will be available on favorable terms, if at all.

Results of Operations

The Company has not yet realized any significant revenues from its planned operations and received no rental income or other revenues during the three months ended January 31, 2009. The Company is unlikely to generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon its successful efforts to raise additional equity or debt financing to continue operations and generate sustainable significant revenue. The Company must raise money immediately. The Company estimates that it must raise $40,000 by April 30, 2009 to cover general expenditures and current liabilities due by April 30, 2009. There is no guarantee that the Company will be able to raise adequate equity or debt financings or generate profitable operations.

Revenues

In the three and nine months ended January 31, 2009, the Company earned revenues of $0 and $17,884, respectively.

Our operating revenues come directly from the rental of our facility to practitioners with whom True Health Studio has membership agreements. Revenues are collected on a cash basis, however, recognized when the earnings process is complete. In the three and nine-month periods ended January 31, 2009, we earned rental income of $0 and $17,884, respectively, compared to $9,510 and $32,284 earned in the same periods in 2008. The decrease in rental income was a direct result of a terminated lease with one of our practitioners during the first six months of the fiscal year ending April 30, 2008, and the Company’s inability to fill any of the vacant office space in our rental facility. The Company earned no rental income during the quarter ended January 31, 2009, and the Company’s rental facility is completely vacant. Although the Company is attempting to fill this vacant space, there is no guaranty that we will generate revenue from our facility in the near future and the troubled real estate market and disruptions in the global economy may compound our present inability to find tenants.

The Company has not accrued, and does not anticipate accruing, any revenue for the Company’s final fiscal quarter ending April 30, 2009.

Operating Expenses and Loss

We incurred $25,159 in operating expenses in the three months ended January 31, 2009, an increase of 41% from $17,800 in the same period in 2008. General and administrative expenses consists of rent ($6,706 - 2009; $6,626 - 2008); administrative ($1,937 - 2009; $3,754 - 2008); professional fees ($12,733 - 2009; $6,152 - 2008); management fees ($2,533 – 2009; $nil – 2008); and depreciation ($1,250 - 2009; $1,268 - 2008). This increase is due primarily to an increase in professional fees and management fees.

We incurred a $25,159 operating loss in the three-month period ended January 31, 2009, as compared to a loss of $8,290 for the same period in 2008. This increase in the Company's operating loss between periods is a result of our increased operating expenses discussed above and a $9,510 drop in revenue from 2008 to 2009 (the Company earned no revenue for the quarter ended January 31, 2009).

We incurred $44,541 in operating expenses in the nine months ended January 31, 2009, a decrease of 21% from $56,393 in the same period in 2008. Operating expenses consists of rent ($19,877 - 2009; $20,947 - 2008); administrative (recovery of $3,348 – 2009; $10,787 - 2008); professional fees ($21,104 - 2009; $20,485 - 2008); management fees ($2,533 – 2009; $nil – 2008); and depreciation ($4,375 - 2009; $4,174 - 2008). In the nine months ended January 31, 2008, we recorded approximately $6,196 in foreign exchange translation loss.

We incurred a $26,657 operating loss in the nine-month period ended January 31, 2009, as compared to a loss of $24,109 for the same period in 2008. This increase in the Company's operating loss between periods is a result of our $14,440 decline in revenue not being completely offset by an $11,852 reduction of operating expenses.

Other Income

During the three and nine month periods ended January 31, 2009, the Company recognized $11,478 in donated income as other income.

On September 11, 2008, Nigel Liang ("Mr. Liang"), Nicholas Wu ("Mr. Wu"), and Audra Yap ("Ms. Yap"; together with Mr. Liang and Mr. Wu, the "Former Officers") resigned from the Company. At September 11, 2008, the Company owed an aggregate amount of $11,478 to the Company's independent registered public accounting firm (the "Auditor"). The Former Officers agreed to pay this debt on behalf of the Company as an additional capital contribution prior to their resignations (the "Capital Contribution"), but did not fulfill this Capital Contribution until December 12, 2008. On September 11, 2008, Mr. Brow, in consideration of an aggregate amount of $18,500, agreed to purchase 400,000 shares of the Company's issued and outstanding stock from Mr. Liang (the "Liang Shares"), 400,000 shares of the Company's issued and outstanding stock from Mr. Wu (the "Wu Shares"), and 200,000 shares of the Company's issued and outstanding stock from Ms. Yap (together with the Liang Shares and the Wu Shares, the "Shares"). On December 12, 2008, Mr. Brow and the Former Officers amended this agreement to reduce Mr. Brow's purchase consideration for the Shares to $11,478 (the "Payment"), which Payment was paid by Mr. Brow directly to the Auditor in satisfaction of the debt owed by the Company to the Auditor and the Former Officers' Capital Contribution obligation to the Company. In accordance with FAS 116 - "Accounting for Contributions Received and Contributions Made" the Company recorded $11,478 in contributions by the Former Officers as other income under donated income during the three and nine month periods ended January 31, 2009 in the statement of operations.

Net Income (Loss)

We incurred a loss of $13,681 for the three months ended January 31, 2009, compared to a loss of $8,255 for the three months ended January 31, 2008. The increased net loss between these periods is primarily due to an increase in operating expenses for the three months ended January 31, 2009 and earning no revenues during the quarter, partially offset by the Company’s recognition of $11,478 in other income as donated income (see Other Income, above) during that period. Absent donated income (see Other Income, above), our losses would have been approximately $25,159 for the quarter ended January 31, 2009.  The Company anticipates that the donated income (see Other Income, above) was a one-time non-recurring event and, without revenues from rental income, the Company’s loss position will increase in future periods.

We incurred a net loss of $15,179 for the nine months ended January 31, 2009, compared to a loss of $24,912 for the nine months ended January 31, 2008. By minimizing increases to our operating expenses (except for the three months ended January 31, 2009) and recognizing $11,478 in other income as donated income (see Other Income, above), we were able to reduce our net loss for the nine months ended January 31, 2009 as compared to the same period in 2008, despite a decline of nearly 50% in our rental income. Absent donated income (see Other Income, above), our losses would have been approximately $26,657 for the nine months ended January 31, 2009.  The Company anticipates that the donated income (see Other Income, above) was a one-time non-recurring event and, without revenues from rental income, the Company’s loss position will increase in future periods.

Liquidity and Capital Resources

As at January 31, 2009, the Company had no current assets or cash on hand and $50,632 in current liabilities. The current liabilities consisted of accounts payable ($15,111), accrued liabilities ($2,412) and amounts due to related parties ($33,109). As at January 31, 2009, the Company had a working capital deficit of $50,632. We estimate that the cash needed to fund general expenditures for the remainder of the fiscal year ending April 30, 2009, including current liabilities due by that date, is $40,000.

We estimate our cash requirements for the next twelve-month period to be approximately $90,000. As at January 31, 2009, we had a cumulative deficit of $100,789 and expect to incur losses during the last three months of our fiscal year ending April 30, 2009. Since inception, we financed operations through short-term related-party loans and equity financing. During the nine-month period ended January 31, 2009, the Company repaid its former officers $18,478 of the amounts due to them and such former officers advanced the Company additional funds in the amount of $17,965 and paid $6,981 in expenses on behalf of the Company. At January 31, 2009, the Company owed $33,109 to the former officers, which is unsecured, non-interest bearing, and has no specific terms of repayment. Loans from the Company's former officers have been used as working capital. Although our rental income provided nominal cash flow from operations for the first six months of the nine month period ended January 31, 2009, we do not currently have tenants in our rental facility and did not have any rental income for the quarter ended January 31, 2009.  We currently have no revenue and do not have sufficient working capital to enable us to finance our normal operations for the next twelve-month period. While we continue to work towards acquiring tenants in our facility, we have no cash on hand to satisfy cash requirements. If we are unable to immediately develop and implement a profitable business plan, we will be required to seek additional avenues to obtain funds necessary to sustain operations, such as the issuance of equity securities or through additional debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Given that we have not achieved significant profitable operations to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operational and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our company will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional cash beyond our current $90,000 estimate during the next twelve months to execute our business plan.

The Company may explore other business opportunities or change its business strategy in the future. The Company cannot anticipate the costs of pursuing and/or entering into other business opportunities and does not have sufficient capital to pursue for such opportunities without additional financing. There can be no assurance that additional business opportunities or the financing for such opportunities will be available on favorable terms, if at all. If the expenses of pursuing other business opportunities exceed our current estimates, we will require additional cash beyond our current $90,000 estimate for the next twelve months to pursue such opportunities.

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

Disclosure Controls and Procedures

At the end of the period covered by this report on Form 10-Q for the quarter ended January 31, 2009, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the CEO/CFO, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act). Based on that evaluation the CEO/CFO has concluded that the Company’s disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

During management’s evaluation of the design and operations of the Company’s disclosure controls and procedures for the quarter ended January 31, 2009, management discovered weaknesses in the internal control over financial reporting and, accordingly, adopted the additional review and disclosure systems described in Changes in Internal Control Over Financial Reporting, below.  Due to the nature of the weaknesses in the internal control over financial reporting, management concluded that the Company's disclosure controls and procedures were ineffective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to January 31, 2009, the Company’s new management adopted additional review and disclosure systems designed to improve the Company’s system of internal control over financial reporting, including:

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
•

Amending the Company’s financial statements for the year ended April 30, 2008 and the Company’s Form 10-KSB (the “Form 10-KSB”) for the same period in order to rectify the errors and omissions more fully described in the Company’s first and second amendments to the Form 10-KSB, as filed with the SEC on March 4 and March 9, 2009, respectively.

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

The Company did not issue any unregistered equity securities during the period covered by this Quarterly Report.

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

NEEMA, INC.

By:    /s/ J. David Brow

J. David Brow, President, Chief Executive Officer

and Chief Financial Officer

   (On behalf of the Company as Principal Executive Officer

   and Principal Financial and Accounting Officer)

Dated: March 16, 2009