Form 10-K
period 2009-04-30
NEEMA INC.
filed 2009-08-10
CIK 1368762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-52874

Neema Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-4126700
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

421 9th Street
Manhattan Beach, California	90226
(Address of Principal Executive Offices)	(Zip Code)

(310) 374-9382

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No☒

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,518,750

The number of shares of the Registrant’s Common Stock outstanding as of July 29, 2009 was 2,205,000.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS	1
PART I	2
ITEM 1. BUSINESS	2
ITEM 1A. RISK FACTORS AND UNCERTAINTIES	6
ITEM 1B. UNRESOLVED STAFF COMMENTS	10
ITEM 2. DESCRIPTION OF PROPERTY	10
ITEM 3. LEGAL PROCEEDINGS	10
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10
PART II	11
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	11
ITEM 6. SELECTED FINANCIAL DATA	11
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	18
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	33
ITEM 9A(T). CONTROLS AND PROCEDURES	33
ITEM 9B. OTHER INFORMATION	33
PART III	34
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS	34
ITEM 11. EXECUTIVE COMPENSATION	35
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS	36
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	36
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	37
PART IV	38
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	38
SIGNATURES	39

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	the ability of the Company to earn revenues sufficient to pay its expenses;
•	prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company’s products and services;
•	regulatory or legal changes affecting the Company’s business; and
•	the Company’s ability to secure necessary capital for general operating or expansion purposes;

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of the Business” and “Management’s Discussion and Analysis” of this annual report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Furthermore, there is no assurance that the Company’s new line of business will be successfully launched or will be profitable since it depends, among other things, on (a) the ability of the Company to raise funds for this business, (b) the successful development of our products, and (c) the success of those opportunities in the marketplace. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

We qualify all the forward-looking statements contained in this annual report by the foregoing cautionary statements.

PART I

ITEM 1. BUSINESS

General Information

NEEMA Inc., (“we”, “us” or the “Company”), parent company to True Health Studio (THS), was incorporated under the laws of the State of Nevada on January 16, 2006, and commenced operations in March of 2006. Under its wholly-owned subsidiary and brand name True Health Studio, NEEMA will develop a store-in-store concept utilizing professional “alternative” health care providers who require equipment and space, as well as a flexible practicing experience. The first location was within a Gold’s Gym operation located on the campus of the University of British Columbia at #230-2155 Allison Road, Vancouver British Columbia. In May 2007, THS determined this space was insufficient to carry out its business plan. THS terminated its lease at the University of British Columbia and opened another location at #200-4255 Arbutus Street, Vancouver, BC. THS intends to provide alternative healthcare services in the Vancouver lower mainland area, and hereafter, to expand into other regions.

We currently have no tenants in our rental facility and currently have no sources of revenue.

We maintain our statutory registered agent’s office in Carson City, Nevada and our principal executive offices are located at 421 9th Street, Manhattan Beach, California 90226. Currently, our business operations are being conducted at #200-4255 Arbutus Street, Vancouver, BC.

Liquidity and Financial Resources

As of April 30, 2009, we had $nil cash on hand. We have incurred net losses since inception aggregating $148,004 and have a working capital deficit of $89,995 at April 30, 2009. In the fiscal year ended April 30, 2009, we had $18,887 in rental income from our rental facility. We do not currently have tenants in our rental facility and have not had any rental income since the quarter ended October 31, 2008. We currently have no revenue and do not have sufficient working capital to enable us to finance our normal operations for the next twelve-month period. While we continue to work towards acquiring tenants in our facility, we have no cash on hand to satisfy cash requirements. If we are unable to immediately develop and implement a profitable business plan, we will be required to seek additional avenues to obtain funds necessary to sustain operations, such as the issuance of equity securities or through additional debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. Management’s discussion and analysis, as amended, and the accompanying financial statements, as amended, have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. See the section “Item 1A. Risk Factors.”

Our Business

General Information

The Company commenced operations through THS in March 2006. Under THS, we plan to develop a store-in-store concept utilizing professional “alternative” health care providers who require equipment and space, as well as a flexible practicing experience.

Our first location was within a Gold’s Gym operation located on the campus of the University of British Columbia at #230-2155 Allison Road, Vancouver BC. In May 2007, we determined this space was insufficient to carry out our business plan. We terminated our lease at the University of British Columbia and opened another location at #200-4255 Arbutus Street, Vancouver, BC. Initially, we plan to open THS studios to provide healthcare services in the Vancouver lower mainland area, and thereafter, to expand into other regions. We do not currently have tenants in our rental facility and have not had any rental income since the quarter ended October 31, 2008. We currently have no revenue and do not have sufficient working capital to enable us to finance our normal operations for the next twelve-month period. While we continue to work towards acquiring tenants in our facility, we have no cash on hand to satisfy cash requirements.

Based on the results of our efforts to obtain tenants and develop our current operating concept, as described below, we may re-evaluate our business plan and our sole director may determine that it is in the best interests of the shareholders to move the Company in a different direction and change our business plan.

Concept

We are working to develop and manage a store-in-store concept, utilizing professional alternative and complementary health care providers who require equipment and space, as well as a flexible, practicing environment. These multidisciplinary health centers would provide high quality, cost effective, and integrative wellness solutions to patients.

We provide a fully furnished facility that, in concept, will offer a variety of alternative therapies and services, including, but not limited to, chiropractic care, massage therapy, acupuncture and Chinese traditional medicine. We aim to enlist practitioners as members of our facility so that they can use our amenities and services on a fee basis. By integrating a variety of alternative medicines with other health related services, our company in concept will provide numerous choices for the consumer in one location.

We anticipate providing an innovative, proactive and preventative model for addressing imminent healthcare concerns. Instead of being “reactive”, we would provide a modern, active approach to fitness and healthcare. Traditional efforts are what we call “reactive”, that is, treating the patient after he or she has been stricken with illness or injury. We believe our approach, which emphasizes prevention and promotion of good health, is more proactive.

In the future, we endeavor to solidify our business model at our current location by signing more tenants to provide the variety of services contemplated by our concept. If warranted, we would then develop additional locations that would expand our concept to include physiotherapy, personal training, and corporate consultation and training. Therefore, we aim to be a provider of facilities and services that cater to overall health and wellbeing.

We are working to implement a ‘west coast’ feel in our facility. Following a holistic approach, our aim is to create an environment where patients will immediately feel relaxed and at ease. The traditional, clinical feel of physicians’ offices or hospital clinics will be replaced by a softer, warmer, and welcoming atmosphere that focuses on healing and the well-being. We believe that environment plays an important role in the treatment experience and as such, special attention will be given to design and layout, with the aim of creating an inviting and calming atmosphere.

The member practitioners will be responsible for all aspects of the practice of complementary and alternative medicine (CAM) and the delivery of all services. All of the health professionals who are granted membership with THS, will be licensed and certified to practice in the province of British Columbia (or in the jurisdiction of any future THS locations). Each type of healthcare is regulated by their respective regulatory boards of the province. In addition, each practitioner will be required to carry liability and malpractice insurance as per the law. Upon satisfaction of these conditions, a potential candidate for membership would be screened by our officers. If acceptable, they must then sign a membership agreement and must abide by our code of standards. We aim to extend memberships only to those qualified practitioners who our officers have screened, deemed to fit our corporate values and vision and have a proven ability to build a practice.

Company Strategy

Our operating strategy is to (i) provide consumers the opportunity to obtain, and the convenience of obtaining, complementary traditional and alternative medical treatments in one location, (ii) furnish high quality patient care efficiently through the use of credentialing standards and standardized protocols, (iii) market THS on a coordinated basis and furnish our members management, marketing, financing and other advice and support, and (iv) achieve operating efficiencies and economies of scale through the implementation of management information systems, the rotation of alternative health care practitioners, increased purchasing power with suppliers, and standardized protocols and service, administrative systems, and procedures.

Product and Service Description

Complementary and alternative medicine (CAM) is a broad term to describe any approach to health and medicine (including treatment and prevention) that’s outside the realm of conventional medicine and clinical practice in our healthcare system.

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

Our company is working to develop and manage a fully furnished health facility, based on a store-in-store concept that will utilize professional, alternative and complementary health care providers who require equipment and space, as well as a flexible, practicing experience. These multidisciplinary health centers would provide high quality, cost effective, integrative wellness healthcare to patients.

At our existing and, if warranted, future studios, we are responsible for sourcing, securing and outfitting locations with specialized equipment for alternative healthcare and rehabilitation, providing a holistic and fitting ambience, and marketing the THS concept. We believe this model allows the health professionals more flexibility as they can practice at a range of outlets in order to service a broader range of patients.

There are many different kinds of alternative therapies, and several ways to operate these kinds of businesses. The following are examples of services that we are working to make available at THS.

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

Recent Developments

On September 10, 2008, our board of directors appointed David Brow as a director of the Company. Mr. Brow was appointed to serve in this capacity until the next annual meeting of shareholders of the Company and until his successor is elected and qualified.

On September 11, 2008, the following directors and officers resigned:

•	Nigel Lian resigned as our director, president and chief executive officer (“CEO”);
•	Audra Yap resigned as our director, treasurer and chief financial officer (“CFO”);
•	Nicholas Wu resigned as our director and secretary; and
•	Eugene Liang resigned as our director.

None of the resignations were the result of any disputes, claims or issues with us.

On September 11, 2008, we accepted the resignations of Nigel Lian, Audra Yap, Nicholas Wu, and Eugene Liang and appointed Mr. Brow as interim president, interim secretary, interim treasurer, interim CEO and interim CFO. We have appointed Mr. Brow to serve in this capacity until his successor has been chosen and qualified, or until his resignation or removal.

On September 11, 2008, we amended Article IV Section 4.02 of our Bylaws as follows: (a) the following sentence has been deleted in its entirety: “Any one person may hold any two or more of such offices, except that the president shall not also be the secretary.” and (b) the deleted sentence has been replaced with the following: “Any one person may hold any two or more of such offices.”

On September 12, 2008, we moved our principal executive offices and principal place of business from our location in Vancouver, British Columbia, Canada to 421 9th Street, Manhattan Beach, California 90266.

On May 19, 2009, we received a letter from the British Columbia Securities Commission (the “BCSC”) informing us that pursuant to BCI 51-509 Issuers Quoted in the U.S. Over-the-Counter Markets (“BCI 51-509”) the BCSC considered us to be a reporting issuer in British Columbia. The letter indicated that as a reporting issuer in British Columbia, we had failed to file certain reports as required under Part 7 of Canadian National Instrument 51-102 Continuous Disclosure Obligations. As a consequence, the Executive Director of the BCSC issued a cease trade order for our securities until such time as we had filed the required reports and the Executive Director had revoked the order.

On June 16, 2009, we filed the reports and documentation required under Canadian National Instrument 51-102 Continuous Disclosure Obligations and, on June 17, 2009, the Executive Director issued a revocation order and trading in our securities resumed.

ITEM 1A. RISK FACTORS AND UNCERTAINTIES

Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our common stock.

Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the price of our common stock may decline and investors may lose all or part of their investment. There is no assurance that we will successfully address these risks or other unknown risks that may affect our business.

Risks Relating to our Company

Our independent auditor has issued an audit opinion which includes a statement describing our going concern status. Our financial status creates a doubt whether we will continue as a going concern.

As described in Note 1 of our accompanying financial statements, our limited revenues generated and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

We do not have any cash on hand, are currently unable to finance our normal operations, do not have any current tenants for our operating facility, are not currently generating revenues, and do not currently anticipate generating revenues in the near future.

As of April 30, 2009, we had $nil cash on hand. We have incurred net losses since inception aggregating $148,004 and have a working capital deficit of $89,995 at April 30, 2009. In the fiscal year ended April 30, 2009, we had $18,887 in rental income from our rental facility. We do not currently have tenants in our rental facility and have not had any rental income since the quarter ended October 31, 2008. We currently have no revenue and do not have sufficient working capital to enable us to finance our normal operations for the next twelve-month period. While we continue to work towards acquiring tenants in our facility, we have no cash on hand to satisfy cash requirements. If we are unable to meet our capital requirements it could have a negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could cause you to lose your entire investment.

We may change our business plan in the near future.

We do not currently have tenants in our rental facility and have not had any rental income since the quarter ended October 31, 2008. We currently have no revenue and do not have sufficient working capital to enable us to finance our normal operations for the next twelve-month period. While we continue to work towards acquiring tenants in our facility, we have no cash on hand to satisfy cash requirements.

Based on the results of our efforts to obtain tenants and develop our current operating concept, we may re-evaluate our business plan and our sole director may determine that it is in the best interests of the shareholders to move the Company in a different direction and change our business plan. In changing our business plan, we may need to restructure our capital structure, bring in new investors or raise additional capital, all of which could result in dilution of current shareholders. If we are unable to successfully change our business plan, you could lose your entire investment.

We have not operated profitably and have a limited operating history that you can use to evaluate us, therefore we may not survive if we meet some of the problems, expenses, difficulties, complications and delays frequently encountered by a start-up company.

We incorporated on January 16, 2006. We have a limited operating history upon which prospective investors can judge our performance and our operations have not been profitable. We have not yet initiated all of our proposed product and service offerings and there is no guarantee that we will be able to complete development of all our proposed products and services. Any potential investor must consider our business and prospects in light of the risks and difficulties frequently encountered by companies in their early stages of development. These risks and difficulties include, but are not limited to, an unproven business system, lack of sufficient customers, lack of revenue or cash flow and required capital expenditures for leasehold improvements and inventory. We cannot be certain that our business strategy will be successful or that we will successfully address these risks. Our failure to address any of these risks associated above could harm our ability to operate profitably. If we cannot operate profitably, we could be forced to cease operating and you could lose your entire investment.

We require additional funds to achieve our current business strategy and our inability to obtain additional financing would inhibit our ability to expand or even maintain our business operations.

We need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. This financing may not be available when needed. Even if this financing is available, it may be on terms that we deem unacceptable or are materially adverse to shareholder interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would inhibit our ability to implement our development strategy, and as a result, could require us or diminish or suspend our development strategy and possibly cease our operations. If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate planned openings of new studios. In addition, such inability to obtain financing on reasonable terms could have a negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could cause you to lose your entire investment.

We are dependent on our ability to negotiate lease arrangements with operators of facilities.

Our business plan depends on our ability to negotiate lease agreements with facility operators, including the operators of health and fitness facilities. We cannot guarantee that we will be able to negotiate leases on terms acceptable to us or at all. If these negotiations are unsuccessful, we may not be able to implement our business plan profitably or at all and you could lose your entire investment.

We may be delayed in or unable to comply with governmental laws, rules and regulation related to our business operations, which would severely impact our business plans and possible revenues.

Our healthcare studio operations will be subject to extensive laws, rules and regulations. Various governmental permits are required and we are not assured of receiving such permits as and when we need them for our operations, if at all. In addition, existing, as well as future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the opening of our studios. The extent to which future legislation and/or regulations might affect our operations cannot be predicted. There is no assurance environmental, health or safety standards more stringent than those presently in effect will not be enacted, any of which could adversely affect our proposed business plans and result in the closure of our studios. Such closures could have a negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could cause you to lose your entire investment. See the “Description of Business”.

Other companies with greater resources and operating experience may enter the market for developing multi-outlet alternative healthcare facilities.

Other companies with greater resources could successfully compete with us and negatively affect our operations and our opportunity to achieve profitability. Some of the professionals that we would contract with, namely chiropractors, massage therapists or acupuncturists, may decide to develop their own brand or facilities that directly compete with us. We cannot assure you that these or other companies with greater experience and greater resources than us will not negatively affect our business prospects and impair our ability to achieve profitability.

Our services may not be eligible for insurance reimbursement.

At this time, a certain amount of our services are eligible for insurance reimbursement. We expect reimbursement to be approved for virtually all of our services in Canada. However, if insurance reimbursement is not available, sales and usage of our services would be adversely affected.

We relied heavily on our past management, and the loss of their services could materially and adversely affect our business.

Our success was highly dependent upon the continued services of key members of our management, including our President, Dr. Nigel Liang and Secretary, Dr. Nicholas Wu. The recent loss of Drs. Liang and Wu could have a material adverse effect on us because each of these individuals has experience and skills upon which we relied heavily in our day-to-day operations, strategic planning and expansion activities. Our current management is working to implement our current business plan, but without the expertise of Dr. Liang and Dr. Wu, we may experience difficulty in finding suitable practitioners, operating the facilities and expanding our activities. Such difficulties could have a negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could cause you to lose your entire investment.

Because our current officers have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Mr. Brow, the sole director and officer of the Company, currently devotes 10 - 15 hours per month to the Company. While our executive officer presently possesses adequate time to attend to our current interests, it is possible that the demands on him from his other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

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

As at the end of the fiscal year ended April 30, 2010, we will be required to provide an auditor’s attestation on the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002-- any adverse results from such attestation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by management on our internal control over financial reporting in this Annual Report on Form 10-K. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective.

For  our annual report on Form 10-K for the fiscal year ended April 30, 2010, such report must also contain a statement that our auditors have issued an attestation report on the effectiveness of such internal controls.

We have evaluated our internal control over financial reporting and have concluded that our internal control over financial reporting is effective. Our auditors have not conducted the evaluation necessary to provide an attestation report on the effectiveness of our internal control over financial reporting. During the auditor’s evaluation and testing process, they may identify one or more material weaknesses in our internal control over financial reporting, and they will be unable to attest that such internal control is effective. If our auditor’s are unable to attest that our internal control over financial reporting is effective as of April 30, 2010, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

Failure to comply with the new rules may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

Since 2007 through 2009, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions continued and worsened in 2008 and 2009, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

Risks Related to Our Common Shares

There is currently no developed trading market for our common shares

There is currently no established trading market for our common stock. We are quoted on the Financial Industry Regulatory Authority’s Over-the-Counter Bulletin Board under the trading symbol “NEMA”. However, there have been no bid quotations since the initial bid quotation of $3.75 and there have been no reported trades in our common stock since the initial bid quotation. The initial bid quotation is not reflective of the actual current value of our common stock. Holders of our common stock may experience trouble in selling their shares, should they desire to do so.

Dividend Record

We have no dividend record. We have not paid dividends on our common shares since incorporation and do not anticipate doing so in the foreseeable future.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission (see above for discussions of penny stock rules), the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTY

Business Facility in Vancouver, British Columbia

In February 2007, we terminated our lease with Gold’s Gym at the University of British Columbia due to limited space with which to carry out its business plan. In the same month, we entered into a lease term for a period of five years at our current operating facility at #200-4255 Arbutus Street, Vancouver, British Columbia. The leased premises is approximately 840’ square. The Company is responsible for base rent of $8.96 per square foot per year for lease years one through five.

ITEM 3. LEGAL PROCEEDINGS

Except as provided below, neither we nor any of our properties, are currently subject to any material legal proceedings or other regulatory proceedings and to our knowledge no such proceedings are contemplated.

On May 19, 2009, we received a letter from the British Columbia Securities Commission (the “BCSC”) informing us that pursuant to BCI 51-509 Issuers Quoted in the U.S. Over-the-Counter Markets (“BCI 51-509”) the BCSC considered us to be a reporting issuer in British Columbia. The letter indicated that as a reporting issuer in British Columbia, we had failed to file certain reports as required under Part 7 of Canadian National Instrument 51-102 Continuous Disclosure Obligations. As a consequence, the Executive Director of the BCSC issued a cease trade order for our securities until such time as we had filed the required reports and the Executive Director had revoked the order.

On June 16, 2009, we filed the reports and documentation required under Canadian National Instrument 51-102 Continuous Disclosure Obligations and, on June 17, 2009, the Executive Director issued a revocation order and trading in our securities resumed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended April 30, 2009.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is currently no established trading market for our common stock. We are quoted on the Financial Industry Regulatory Authority’s Over-the-Counter Bulletin Board under the trading symbol “NEMA”. However, there have been no bid quotations since the initial bid quotation of $3.75 and there have been no reported trades in our common stock. The initial bid quotation is not reflective of the actual current value of our common stock.

Holders

As of July 29, 2009, there were approximately 9 holders of record of the Company’s common stock.

Dividend Policy

We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any further determination to pay cash dividends will be at the discretion of our board of directors and will be dependent on the financial condition, operating results, capital requirements and other factors that our board deems relevant. We have never declared a dividend.

Purchases of Equity Securities by the Small Business Issuer and Affiliates

At September 11, 2008, the Company owed an aggregate amount of $11,478 to the Company’s independent registered public accounting firm. Nigel Liang (“Mr. Liang”), Nicholas Wu (“Mr. Wu”), Audra Yap (“Ms. Yap”), together with Mr. Liang and Mr. Wu, (the “Former Officers”) agreed to pay the debt on behalf of the Company as an additional capital contribution prior to their resignations (the “Capital Contribution”). On September 11, 2008, Mr. Brow, in consideration of an aggregate amount of $18,500, agreed to purchase 400,000 shares of the Company’s issued and outstanding stock from Mr. Liang (the “Liang Shares”), 400,000 shares of the Company’s issued and outstanding stock from Mr. Wu (the “Wu Shares”), and 200,000 shares of the Company’s issued and outstanding stock from Ms. Yap (together with the Liang Shares and the Wu Shares, the “Shares”). On December 12, 2008, Mr. Brow and the Former Officers amended this agreement to reduce Mr. Brow’s purchase consideration for the Shares to $11,478 (the “Payment”), which Payment was paid directly to the Company’s auditors, by check or wire transfer, in satisfaction of the debt and the Former Officers’ Capital Contribution obligation. In accordance with FAS 116 - “Accounting for Contributions Received and Contributions Made” the Company recorded the donations as other income during the year ended April 30, 2009 in the statement of operations.

Equity Compensation Plans

We do not have any equity compensation plans.

Description of our Common Stock

There are currently 2,205,000 shares of our Common Stock issued and outstanding as at April 30, 2009. Each holder of common stock is entitled to one vote for each share held on all matters to be voted upon by the stockholders. The shares of common stock do not have cumulative voting rights, which means that holders of more than 50% of the shares of common stock voting for the election of directors can elect all the directors.

Sale of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report. See “Forward-Looking Statements” above.

Plan of Operation

Background

NEEMA Inc., (“we”, “us” or the “Company”), parent company to True Health Studio (THS), was incorporated under the laws of the State of Nevada on January 16, 2006, and commenced operations in March of 2006. Under its wholly-owned subsidiary and brand name True Health Studio, NEEMA will develop a store-in-store concept utilizing professional “alternative” health care providers who require equipment and space, as well as a flexible practicing experience. The first location was within a Gold’s Gym operation located on the campus of the University of British Columbia at #230-2155 Allison Road, Vancouver British Columbia. In May 2007, THS determined this space was insufficient to carry out its business plan. THS terminated its lease at the University of British Columbia and opened another location at #200-4255 Arbutus Street, Vancouver, BC. THS intends to provide alternative healthcare services in the Vancouver lower mainland area, and hereafter, to expand into other regions.

We currently have no tenants in our rental facility and currently have no sources of revenue.

We maintain our statutory registered agent’s office in Carson City, Nevada and our principal executive offices are located at 421 9th Street, Manhattan Beach, California 90226. Currently, our business operations are being conducted at #200-4255 Arbutus Street, Vancouver, BC.

Results of Operations

Comparison of the year ended April 30, 2009 and the period ended April 30, 2008

Revenues for the year ended April 30, 2009 was $18,877 compared to $41,488 for the period ended April 30, 2008. The decrease in revenues is primarily operating expenses, which in the year ended April 30, 2009 was $92,759 compared to $82,578 in 2008, an increase that was due to an increase in professional fees related to the restructuring of our board of directors and legal issues with the British Columbia Securities Commission. Comprehensive net loss in the year ended April 30, 2009 was $48,169 compared to $48,268 in 2008. This increase was due to an increase in operating expenses and our lack of rental income.

As at April 30, 2009, we had incurred net losses since inception of $148,004.

Comparison of the year ended April 30, 2008 and the period ended April 30, 2007

Revenues for the year ended April 30, 2008 was $41,488 compared to $31,005 for the period ended April 30, 2007. In 2007, our business grew which warranted the leasing of larger premises. Operating expenses in the year ended April 30, 2008 was $82,578 compared to $66,709 in 2007, an increase that was due to the growth of our business and an increase in professional fees. Comprehensive net loss in the year ended April 30 2008 was $48,268 compared to $35,705 in 2007. This increase was due to an increase in operating expenses that was not completely offset by our increased rental income.

As at April 30, 2008, we had incurred losses since inception of $85,610.

Revenues

Our operating revenues come directly from the rental of our facility to practitioners with whom True Health Studio has membership agreements. Revenues are collected on a cash basis, however, recognized when the earnings process is complete. In the year ended April 30, 2009, we earned rental income of $18,887, compared to $41,488 earned in the year ended April 30, 2008. The decrease in rental income was a direct result of a terminated lease with one of our practitioners during the first six months of the fiscal year ending April 30, 2008, and the Company’s inability to fill any of the vacant office space in our rental facility. The Company earned no rental income since the quarter ended October 31, 2008, and the Company’s rental facility is completely vacant. Although the Company is attempting to fill this vacant space, there is no guaranty that we will generate revenue from our facility in the near future and the troubled real estate market and disruptions in the global economy may compound our present inability to find tenants.

The Company has not accrued, and does not anticipate accruing, any revenue for the Company’s upcoming fiscal quarter ending July 31, 2009.

Operating Expenses and Loss

We incurred $92,759 in operating expenses in the year ended April 30, 2009, an increase from $82,578 in the same period in 2008. Operating expenses consists of rent ($27,198 - 2009; $27,964 - 2008); administrative ($7,203 - 2009; $13,296 - 2008); professional fees ($52,632 - 2009; $35,843 - 2008); and depreciation ($5,726 - 2009; $5,475 - 2008). This increase is due to an increase in professional fees related to the restructuring of our board of directors and legal issues with the British Columbia Securities Commission.

We incurred a $73,872 operating loss in the year ended April 30, 2009, as compared to a loss of $41,090 for the same period in 2008. This increase in the Company’s operating loss between periods is a result of our increased operating expenses discussed above and a drop in revenue from 2008 to 2009 (the Company earned no revenue since the quarter ended October 31, 2008).

During the year ended April 30, 2009, the Company recognized $11,478 in donated income as other income.

On September 11, 2008, Nigel Liang (“Mr. Liang”), Nicholas Wu (“Mr. Wu”), and Audra Yap (“Ms. Yap”; together with Mr. Liang and Mr. Wu, the “Former Officers”) resigned from the Company. At September 11, 2008, the Company owed an aggregate amount of $11,478 to the Company’s independent registered public accounting firm (the “Auditor”). The Former Officers agreed to pay this debt on behalf of the Company as an additional capital contribution prior to their resignations (the “Capital Contribution”), but did not fulfill this Capital Contribution until December 12, 2008. On September 11, 2008, Mr. Brow, in consideration of an aggregate amount of $18,500, agreed to purchase 400,000 shares of the Company’s issued and outstanding stock from Mr. Liang (the “Liang Shares”), 400,000 shares of the Company’s issued and outstanding stock from Mr. Wu (the “Wu Shares”), and 200,000 shares of the Company’s issued and outstanding stock from Ms. Yap (together with the Liang Shares and the Wu Shares, the “Shares”). On December 12, 2008, Mr. Brow and the Former Officers amended this agreement to reduce Mr. Brow’s purchase consideration for the Shares to $11,478 (the “Payment”), which Payment was paid by Mr. Brow directly to the Auditor in satisfaction of the debt owed by the Company to the Auditor and the Former Officers’ Capital Contribution obligation to the Company. In accordance with FAS 116 - “Accounting for Contributions Received and Contributions Made” the Company recorded $11,478 in contributions by the Former Officers as other income under donated income during the three and nine month periods ended January 31, 2009 in the statement of operations.

Net Income (Loss)

We incurred a loss of $62,394 for the year ended April 30, 2009, compared to a loss of $41,880 for the year ended April 30, 2008. The increased net loss between these periods is primarily due to an increase in operating expenses for the year ended April 30, 2009 and a decrease in revenues during the same period, partially offset by the Company’s recognition of $11,478 in other income as donated income (see Other Income, above) during that period. Absent donated income (see Other Income, above), our losses would have been approximately $73,872 for the year ended April 30, 2009. The Company anticipates that the donated income (see Other Income, above) was a one-time non-recurring event and, without revenues from rental income, the Company’s loss position will increase in future periods.

Plan of Operation

We are working to develop and manage a store-in-store concept, utilizing professional alternative and complementary health care providers who require equipment and space, as well as a flexible, practicing environment. These multidisciplinary health centers would provide high quality, cost effective, and integrative wellness solutions to patients.

We provide a fully furnished facility that, in concept, will offer a variety of alternative therapies and services, including, but not limited to, chiropractic care, massage therapy, acupuncture and Chinese traditional medicine. We aim to enlist practitioners as members of our facility so that they can use our amenities and services on a fee basis. By integrating a variety of alternative medicines with other health related services, our company in concept will provide numerous choices for the consumer in one location.

We anticipate providing an innovative, proactive and preventative model for addressing imminent healthcare concerns. Instead of being “reactive”, we would provide a modern, active approach to fitness and healthcare. Traditional efforts are what we call “reactive”, that is, treating the patient after he or she has been stricken with illness or injury. We believe our approach, which emphasizes prevention and promotion of good health, is more proactive.

In the future, we endeavor to solidify our business model at our current location by signing more tenants to provide the variety of services contemplated by our concept. If warranted, we would then develop additional locations that would expand our concept to include physiotherapy, personal training, and corporate consultation and training. Therefore, we aim to be a provider of facilities and services that cater to overall health and wellbeing.

We are working to implement a ‘west coast’ feel in our facility. Following a holistic approach, our aim is to create an environment where patients will immediately feel relaxed and at ease. The traditional, clinical feel of physicians’ offices or hospital clinics will be replaced by a softer, warmer, and welcoming atmosphere that focuses on healing and the well-being. We believe that environment plays an important role in the treatment experience and as such, special attention will be given to design and layout, with the aim of creating an inviting and calming atmosphere.

The member practitioners will be responsible for all aspects of the practice of complementary and alternative medicine (CAM) and the delivery of all services. All of the health professionals who are granted membership with THS, will be licensed and certified to practice in the province of British Columbia (or in the jurisdiction of any future THS locations). Each type of healthcare is regulated by their respective regulatory boards of the province. In addition, each practitioner will be required to carry liability and malpractice insurance as per the law. Upon satisfaction of these conditions, a potential candidate for membership would be screened by our officers. If acceptable, they must then sign a membership agreement and must abide by our code of standards. We aim to extend memberships only to those qualified practitioners who our officers have screened, deemed to fit our corporate values and vision and have a proven ability to build a practice.

Company Strategy

Our operating strategy is to (i) provide consumers the opportunity to obtain, and the convenience of obtaining, complementary traditional and alternative medical treatments in one location, (ii) furnish high quality patient care efficiently through the use of credentialing standards and standardized protocols, (iii) market THS on a coordinated basis and furnish our members management, marketing, financing and other advice and support, and (iv) achieve operating efficiencies and economies of scale through the implementation of management information systems, the rotation of alternative health care practitioners, increased purchasing power with suppliers, and standardized protocols and service, administrative systems, and procedures.

We estimate our general operating expenses for the next twelve months to be $95,000. We had a working capital deficit of $89,995 as of April 30, 2009, and were not generating revenue. We do not currently have sufficient capital to fund our estimated expenditures for the fiscal year and intend to fund the expenditures through equity and/or debt financing and revenues from the rental of our facility. There can be no assurance that financing will be available on acceptable terms, if at all.

Possible Change in Plan of Operations

We do not currently have tenants in our rental facility and have not had any rental income since the quarter ended October 31, 2008. We currently have no revenue and do not have sufficient working capital to enable us to finance our normal operations for the next twelve-month period. While we continue to work towards acquiring tenants in our facility, we have no cash on hand to satisfy cash requirements.

Based on the results of our efforts to obtain tenants and develop our current operating concept, we may re-evaluate our business plan and our sole director may determine that it is in the best interests of the shareholders to move the Company in a different direction and change our business plan. In changing our business plan, we may need to restructure our capital structure, bring in new investors or raise additional capital, all of which could result in dilution of current shareholders. If we are unable to successfully change our business plan, you could lose your entire investment.

Liquidity and Financial Resources

As at April 30, 2009, the Company had no current assets or cash on hand and $89,995 in current liabilities. The current liabilities consisted of accounts payable $39,969, accrued liabilities $8,113 and amounts due to related parties $41,913. As at April 30, 2009, the Company had a working capital deficit of $89,995. We estimate that the cash needed to fund general expenditures for the remainder of fiscal year ending April 30, 2010, including current liabilities due during that period, is $145,000.

We estimate our cash requirements for the next twelve-month period to be approximately $145,000. As at April 30, 2009, we had a cumulative deficit of $148,004 and expect to incur losses during the our fiscal year ending April 30, 2010. Since inception, we financed operations through short-term related-party loans and equity financing. Although our rental income provided nominal cash flow from operations for the first six months of the year ended April 30, 2009, we do not currently have tenants in our rental facility and did not have any rental income since the quarter ended October 31, 2008. We currently have no revenue and do not have sufficient working capital to enable us to finance our normal operations for the next twelve-month period. While we continue to work towards acquiring tenants in our facility, we have no cash on hand to satisfy cash requirements. If we are unable to immediately develop and implement a profitable business plan, we will be required to seek additional avenues to obtain funds necessary to sustain operations, such as the issuance of equity securities or through additional debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Given that we have not achieved significant profitable operations to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operational and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our company will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional cash beyond our current $145,000 estimate during the next twelve months to execute our business plan.

The Company may explore other business opportunities or change its business strategy in the future. The Company cannot anticipate the costs of pursuing and/or entering into other business opportunities and does not have sufficient capital to pursue for such opportunities without additional financing. There can be no assurance that additional business opportunities or the financing for such opportunities will be available on favorable terms, if at all. If the expenses of pursuing other business opportunities exceed our current estimates, we will require additional cash beyond our current $145,000 estimate for the next twelve months to pursue such opportunities.

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

Critical Accounting Policies

Our accounting policies are explained in Note 2 to the audited consolidated financial statements, as amended, for the year ended April 30, 2009 included in this Form 10-K. We consider the following accounting policies to be critical given they involve estimates and judgments made by management and are important for our investors’ understanding of our operating results and financial condition.

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

On consolidation, the results of operations and cash flows whose functional currency is other than the US dollar are translated into US dollars at the average exchange rate for the period and their assets and liabilities are translated into US dollars at the exchange rate ruling on the balance sheet date. Currency translation differences are recognized within other comprehensive income as a separate component of shareholders’ equity. In the event that such an operation is sold, the cumulative currency translation differences that are attributable to the operation are reclassified to income

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss for the period ending April 30, 2009, and has an accumulated deficit $148,004 since the inception of the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern. During the year ended April 30, 2009, the Company raised approximately $18,000, in addition to the $10,000 raised in the year ended 2008, to allow it to continue its operations over the next twelve months. However, there are inherent uncertainties and management cannot provide assurances that it will be successful in its endeavors.

See note 1.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. References herein to the Company include the Company and its subsidiaries, unless the context otherwise requires.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEEMA, Inc.

(A Development Stage Company)

Index

Report of Independent Registered Public Accounting Firm	19

Consolidated Balance Sheets	20

Consolidated Statements of Operations and Other Comprehensive Loss	21

Consolidated Statements of Cash Flows	22

Consolidated Statements of Stockholders' Deficit	23

Condensed Notes to the Consolidated Financial Statements	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Neema, Inc.

To The Board of Directors

Vancouver, B.C.

We have audited the accompanying balance sheet Neema, Inc. as of April 30, 2009 and 2008, and the related statements of income, stockholders’ equity, and cash flows for the year then ended and from January 16, 2006 (inception) to April 30, 2009. Neema, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neema, Inc. as of April 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended April 30, 2009 and 2008 and from January 16, 2006 (inception) to April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has incurred recurring operating losses and had a negative working capital at April 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to this matter are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PMB Helin Donovan, LLP PMB Helin Donovan, LLP
Spokane, WA
July 29, 2009

NEEMA, Inc.

Consolidated Balance Sheets

(A Development Stage Company)

	April 30, 2009 $	April 30, 2008 $

ASSETS

Current Assets

Cash	–	577

Total Current Assets	–	577

Property and equipment (Note 4)	13,099	17,402

Other assets	1,979	2,331

Total Assets	15,078	20,310

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	39,969	–
Accrued liabilities	8,113	19,653
Due to related party (Note 5)	41,913	27,405

Total Current Liabilities	89,995	47,058

Contingency (Note 1)

Stockholder’s Deficit

Common stock (Note 3) Authorized: 25,000,000 shares, par value $0.001; 2,205,000 shares issued and outstanding	2,205	2,205

Additional paid-in capital	63,045	63,045
-
Accumulated other comprehensive income (loss)	7,837	(6,388)

Deficit accumulated during the development stage	(148,004)	(85,610)

Total Stockholders’ Deficit	(74,917)	(26,748)

Total Liabilities and Stockholders’ Deficit	15,078	20,310

[The accompanying notes are an integral part of these consolidated financial statements.]

NEEMA, Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

(A Development Stage Company)

	Accumulated from January 16, 2006 (Date of Inception) to April 30, 2009 $	For the Year Ended April 30, 2009 $	For the Year Ended April 30, 2008 $

Revenue

Rental Income	95,079	18,887	41,488

Operating Expenses

Rent	85,453	27,198	27,964
General and administrative	45,201	7,203	13,296
Professional fees	109,905	52,632	35,843
Depreciation	13,212	5,726	5,475

Total Operating Expenses	253,771	92,759	82,578

Operating Loss	(158,692)	(73,872)	(41,090)

Other Income (Expenses)

Donated Income (Note 6)	11,478	11,478	–
Interest	(790)	–	(790)
	10,688	11,478	(790)

Net Loss	(148,004)	(62,394)	(41,880)

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	7,837	14,225	(6,388)

Comprehensive Loss	(140,167)	(48,169)	(48,268)

Loss Per Share – Basic and Diluted		(0.03)	(0.02)

Weighted Average Shares Outstanding		2,205,000	2,004,167

[The accompanying notes are an integral part of these consolidated financial statements.]

NEEMA, Inc.

Consolidated Statements of Cash Flows

(A Development Stage Company)

	Accumulated from January 16, 2006 (Date of Inception) April 30, 2009 $	For the Year Ended April 30, 2009 $	For the Year Ended April 30, 2008 $

Operating Activities

Net loss for the period	(148,004)	(62,394)	(41,880)

Adjustments to reconcile net loss to net cash provided by operating activities

Depreciation	13,212	5,726	5,475

Changes in operating assets and liabilities

Other assets	(1,979)	352	1,252
Accounts payable	39,969	39,969	13,788
Accrued liabilities	8,113	(11,540)	(1,330)
Due to related parties	10,886	10,886	(4,298)

Net Cash (Used in) Operating Activities	(77,803)	(17,001)	(26,993)

Investing Activities

Acquisition of property and equipment	(25,383)	–	–

Net Cash Used in Investing Activities	(25,383)	–	–

Financing Activities

Loan repayment	(93,088)	(18,478)	(56,688)
Sale of common stock	5,000	–	–
Cash from subscription agreements	60,250	–	10,000
Proceeds from related party loans and advances	114,087	17,965	24,340

Net Cash Provided by (Used in) Financing Activities	86,249	(513)	(22,348)

Effect of Exchange Rate Changes on Cash	16,937	16,937	–

Change in Cash	–	(577)	(49,341)

Cash – Beginning of Period	–	577	49,918

Cash – End of Period	–	–	577

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

[The accompanying notes are an integral part of these consolidated financial statements.]

NEEMA, Inc.

Consolidated Statements of Stockholders’ Deficit

From Inception on January 16, 2006 to April 30, 2009

(A Development Stage Company)

	Common Stock		Additional	Other	Deficit Accumulated During the
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Development Stage	Total
	#	$	$	$	$	$

Balance, January 16, 2006 (Inception)	–	–	–	–	–	–

Stock issued for cash on March 8, 2006 at $0.005 per share	(1,000,000)	1,000	4,000	–	–	5,000

Net loss for the period ended April 30, 2007	–	–	–	–	(43,730)	(43,730)

Balance, April 30, 2007	1,000,000	1,000	4,000	–	(43,730)	(38,370)

Stock issued for cash in July 2007, at $0.005 per share	1,205,000	1,205	59,045	–	–	60,250

Net Loss	–	–	–	–	(41,880)	(41,880)

Comprehensive loss on foreign translation	–	–	–	(6,388)	–	(6,388)

Balance, April 30, 2008	2,205,000	2,205	63,045	(6,388)	(85,610)	(26,748)

Net loss	–	–	–	–	(62,394)	(62,394)

Comprehensive income on foreign translation	–	–	–	14,225	–	14,225

Balance, April 30, 2009	2,205,000	2,205	63,045	7,837	(148,004)	(74,917)

[The accompanying notes are an integral part of these consolidated financial statements.]

1.	Basis of Presentation and Fiscal Year

NEEMA, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on January 16, 2006 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The Company has a total of 25,000,000 authorized shares with a par value of $0.001 per share and with 2,205,000 shares issued and outstanding as of April 30, 2009. The Company’s year end for accounting purposes is April 30.

In March 8, 2006, the Company invested $5,000 to acquire 100% ownership in True Health Studio, Inc, a company incorporated under the laws of British Columbia, Canada. Under the brand name True Health Studio, NEEMA will develop a store-in-store concept utilizing professional “alternative” health care providers who require equipment and space, as well as a flexible practicing experience. The first location was within a Gold’s Gym operation located on the campus of the University of British Columbia at #230-2155 Allison Road, Vancouver, B.C. In May 2007, THS determined this space was insufficient to carry out its business plan. THS terminated its lease at the University of British Columbia and opened another location at #200-4255 Arbutus Street, Vancouver, B.C.

The Company operates through its lone subsidiary, True Health Studio, Inc., which is a Canadian Corporation.

NEEMA, Inc. (the parent company) is now a holding company.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As at April 30, 2009, the Company has a working capital deficit of $89,995, and an accumulated deficit of $148,004.

2.	Summary of Significant Accounting Principles

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. At April 30, 2009 and 2008, the Company did not have cash equivalents.

Development Stage Activities

The Company has been in the development stage since its formation and has not realized any significant revenue from operations. It is primarily engaged in providing workspace and supplies for professional practitioners of “alternative” health care.

2.    Summary of Significant Accounting Principles (continued)

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

At April 30, 2009 and 2008, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings per Common Share

The Company adopted Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. At April 30, 2009 and 2008, diluted net loss per share is the same as basic net loss per share, as there are no common stock equivalents outstanding

2.    Summary of Significant Accounting Principles (continued)

Fair Value of Financial Instruments

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash, deposits, accounts payable, and amounts owed to related parties. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada and the United States, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

2.    Summary of Significant Accounting Principles (continued)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss for the period ending April 30, 2009, and has an accumulated deficit $148,004 since the inception of the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern. During the year ended April 30, 2009, the Company raised approximately $18,000, in addition to the $10,000 raised in the year ended 2008, to allow it to continue its operations over the next twelve months. However, there are inherent uncertainties and management cannot provide assurances that it will be successful in its endeavors.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. References herein to the Company include the Company and its subsidiaries, unless the context otherwise requires.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. See Note 4.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective November 15, 2008. The adoption of this statement did not have a material effect on the Company’s financial statements.

2.    Summary of Significant Accounting Principles (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In April 2009 the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies. The effect of adopting FSP 141R-1 will depend upon the nature, terms and size of any acquired contingencies consummated after the effective date of January 1, 2009.

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.

2.    Summary of Significant Accounting Principles (continued)

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

The Company is currently evaluating the impact, if any, that the adoption of these FSPs will have on its financial statements.

On April 13, 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of SAB 111 will have on the financial statements of the Company.

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

4.    Property and Equipment

	April 30, 2009	April 30, 2008
Computer hardware	$ 2,100	$ 2,100
Furniture & Fixtures	5,198	5,198
Leasehold Improvements	17,795	17,795
Subtotal	25,093	25,093
Less accumulated depreciation and amortization	11,994	7,691
Property and Equipment, net	$ 13,095	$ 17,402

5.	Related Party Transactions

During the year ended April 30, 2009, the Company repaid its former officers $18,478 of the amounts due. Its former officers advanced the Company additional funds in the amount of $17,965 and paid $15,021 in expenses on behalf of the Company. At April 30, 2009, the Company owes $41,913 to the former officers, which is unsecured, non-interest bearing, and has no specific terms of repayment.

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

On September 11, 2008, Nigel Liang (“Mr. Liang”), Nicholas Wu (“Mr. Wu”), Audra Yap (“Ms. Yap”), together with Mr. Liang and Mr. Wu, (the “Former Officers”), and Eugene Liang resigned as directors, officers and/or any other positions they held in this Company.

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

At September 11, 2008, the Company owed an aggregate amount of $11,478 to the Company’s independent registered public accounting firm. The Former Officers agreed to pay the debt on behalf of the Company as an additional capital contribution prior to their resignations (the “Capital Contribution”). On September 11, 2008, Mr. Brow, in consideration of an aggregate amount of $18,500, agreed to purchase 400,000 shares of the Company’s issued and outstanding stock from Mr. Liang (the “Liang Shares”), 400,000 shares of the Company’s issued and outstanding stock from Mr. Wu (the “Wu Shares”), and 200,000 shares of the Company’s issued and outstanding stock from Ms. Yap (together with the Liang Shares and the Wu Shares, the “Shares”). On December 12, 2008, Mr. Brow and the Former Officers amended this agreement to reduce Mr. Brow’s purchase consideration for the Shares to $11,478 (the “Payment”), which Payment was paid directly to the Company’s auditors, by check or wire transfer, in satisfaction of the debt and the Former Officers’ Capital Contribution obligation. In accordance with FAS 116 - “Accounting for Contributions Received and Contributions Made” the Company recorded the donations as other income during the year ended April 30, 2009 in the statement of operations.

7.   Commitments and Contingencies

Lease Commitments

The Company rents office space in Vancouver, B.C., Canada for $2,334 ($2,784 CDN) per month under a lease which is effective from March 1, 2007 to February 29, 2012.

Future minimum lease payments under this operating lease at April 30, 2009 for the next three years are:

2010	$28,008
2011	$28,008
2012	$4,668

8.	Concentration of Credit Risk

At April 30, 2009, the Company had no cash. At April 30, 2008, the Company maintained cash balances at one bank. Accounts at the institution for insured by the Canadian Depository Insurance up to $60,000 in Canadian funds, and at April 30, 2008, the account balance did not exceed this limit.

9.	Income Taxes

At April 30, 2009, the Company had deferred tax assets principally arising from net operating loss carryforwards for income tax purposes. The Company calculates its deferred tax assets using the Federal tax rates of 34%. Due to operating losses, the uncertainty of future profits and limitations on the utilization of net operating loss carry-forwards under IRC Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses and projections for future taxable losses over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset balance. As of April 30, 2009 and 2008 the valuation allowances were $54,000 and $29,000 respectively. The change in the valuation allowance during 2009 was an increase of $25,000. The Company’s significant components of net deferred tax assets are as follows:

	April 30, 2009	April 30, 2008

Net operating loss carryforwards	$159,000	$86,000

Deferred tax assets:	54,000	29,000

Less: valuation allowance	(54,000)	(29,000)
Net deferred tax assets	$-	$-

At April 30, 2009 and 2008, the Company had net operating loss carryforwards of approximately $159,000 and $86,000 for federal income tax purposes, respectively. The net operating loss carryforwards are available to be utilized against future taxable income for years through fiscal 2027, subject to the Tax Reform Act of 1986 which imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” as defined by the Internal Revenue Code. Federal and state net operating losses are subject to limitations as a result of these restrictions. Under such circumstances, the Company’s ability to utilize its net operating losses against future income may be reduced.

9.    Income Taxes (continued)

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax provision (benefit) rate for continuing operations is as follows:

	April 30, 2008	April 30, 2008
Federal statutory rate	34.0%	34.0%
Valuation allowance	(34.0%)	(34.0%)
	0.0%	0.0%

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

10.	Subsequent Event

On June 18, 2009, the Company issued a promissory note for $30,000 that bears interest at 8% and is due on demand.

.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”)/Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO/CFO has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of April 30, 2009 based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the SEC’s Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, Release No. 33-8810. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009 and no material weaknesses were discovered.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this yearly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors.

The following table and information that follows sets forth, as of July 29, 2009,the names, and positions of our directors and executive officers:

Name and Municipality of Residence	Current Office with Gryphon Gold	Principal Occupation Last Five Years	Director Since

J. David Brow Manhattan Beach, California	Chief Executive Officer, Chief Financial Officers and Director	Vice President of Channel Sales for Acronis, Inc..	September 10, 2008

The following is a description of the business background of the directors and executive officers of the Corporation.

J. David Brow (44) Mr. Brow graduated from the University of British Columbia in 1990 with a Bachelor of Arts Degree. Upon graduating, Mr. Brow completed both the Canadian Securities course and the Registered Representative exams for licensing as a securities trader and financial advisor. From June 1995 to May 1996, Mr. Brow consulted to Syncronys Softcorp, a publicly traded manufacturer of computer software, and supervised their Canadian operations. In 1996 Mr. Brow formed Willow Run Software Marketing Inc., a high tech sales and marketing consulting firm that worked with numerous software manufacturers, both public and private. Consulting services provided by Willow Run Software Marketing Inc. included product and market analyses, product launch programs, marketing initiatives and sales strategies. In 1999 Mr. Brow formed another high- tech consulting firm, Point of Presence Marketing Inc. This firm concentrated on emerging technology sectors and assisted companies with all aspects of the sales, marketing and launch process, including funding issues. Point of Presence Marketing was purchased by EDventure Capital Inc. in October 2000 where Mr. Brow was a director until April 2002. In May 2002 Mr. Brow was appointed secretary and treasurer of publicly traded Electric Network.com, Inc. and resigned as a director/officer in 2006 upon completion of a successful merger with Solar EnergySources, Inc. During this time and as a result of one of Mr. Brow’s Willow Run clients being acquired by Symantec Corporation, Mr. Brow also took a role with Symantec Corp. overseeing the West Region Large Account Reseller channel business and managed a revenue stream in excess of $300 million which he left in November of 2007. Mr. Brow presently resides in Los Angeles, California where he is the Vice President of Channel Sales for Acronis, Inc. a computer software manufacturer, where he is responsible for all sales and marketing activities of the company’s North and South American channel operations.

The Registrant knows of no transactions involving the Registrant during the last two years in which Mr. Brow had a direct or indirect interest.

None of our executive officers or key employees is related by blood, marriage or adoption to any other director or executive officer.

To our knowledge, there is no arrangement or understanding between any of our officers and any other person pursuant to which the officer was selected to serve as an officer.

Nominating Committee

We do not have a separate Nominating Committee. Our full Board of Directors performs the functions usually designated to a Nominating Committee.

There have been no changes to the procedures by which securityholders may recommend nominees to the board of directors.

Audit Committee

We do not have a separate Audit Committee. Our full Board of Directors performs the functions usually designated to an Audit Committee. We do not have an Audit Committee financial expert.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form

J. David Brow, CEO/CFO	-	-	-

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation paid to each of the individuals who served as our Principal Executive Officers and our two other most highly compensated employees (the “named executive officers”) for the fiscal year ended April 30, 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Options Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation	Total

J. David Brow, CEO/CFO	2009	--	--	--	--	--	--	--	--

(1)	We do not currently compensate Mr. Brow in his role as Chief Executive Officer and Chief Financial Officer.

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation

During the year ended April 30, 2009, the Company’s board of directors was responsible for establishing compensation policy and administering the compensation programs of our executive officers.

There are no current employment agreements between the Company and its executive officers or annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding stock options and stock appreciation rights granted to our named executive officers as of the fiscal year ended April 30, 2009.

Director Compensation

At this time, we do not compensate directors in their capacity as such nor do we compensate our directors for attendance at meetings. We do reimburse our officers and directors for reasonable expenses incurred in the performance of their duties.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Securities Ownership

The following tables set forth information as of July 29, 2009 regarding the ownership of our common stock by:

each person who is known by us to own more than 5% of our shares of common stock; and

each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 2,205,000 shares of common stock outstanding as of July 29, 2009.

Principal Stockholders

We have no, non-management shareholders known to us that own more than 5% of our shares of common stock.

Security Ownership of Management

Name and Address of Beneficial Owner(1)	Shares	Percent
J. David Brow	1,000,000	45.35%
Chief Executive and Chief Financial Officer 421 9th Street Manhattan, California 90226
All directors and executive officers as a group (5 persons)	1,000,000	45.35%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investment control with respect to all shares beneficially owned.

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

As of July 29, 2009, we had approximately 9 shareholders of record of our common stock.

Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except for the transactions described below, none of our directors, senior officers or principal shareholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, since the beginning of the fiscal year ended April 30, 2009, or in any proposed transactions, in which such person had or is to have a direct or indirect material interest.

On September 11, 2008, Nigel Liang (“Mr. Liang”), Nicholas Wu (“Mr. Wu”), and Audra Yap (“Ms. Yap”; together with Mr. Liang and Mr. Wu, the “Former Officers”) resigned from the Company. At September 11, 2008, the Company owed an aggregate amount of $11,478 to the Company’s independent registered public accounting firm (the “Auditor”). The Former Officers agreed to pay this debt on behalf of the Company as an additional capital contribution prior to their resignations (the “Capital Contribution”), but did not fulfill this Capital Contribution until December 12, 2008. On September 11, 2008, Mr. Brow, in consideration of an aggregate amount of $18,500, agreed to purchase 400,000 shares of the Company’s issued and outstanding stock from Mr. Liang (the “Liang Shares”), 400,000 shares of the Company’s issued and outstanding stock from Mr. Wu (the “Wu Shares”), and 200,000 shares of the Company’s issued and outstanding stock from Ms. Yap (together with the Liang Shares and the Wu Shares, the “Shares”). On December 12, 2008, Mr. Brow and the Former Officers amended this agreement to reduce Mr. Brow’s purchase consideration for the Shares to $11,478 (the “Payment”), which Payment was paid by Mr. Brow directly to the Auditor in satisfaction of the debt owed by the Company to the Auditor and the Former Officers’ Capital Contribution obligation to the Company. In accordance with FAS 116 - “Accounting for

Contributions Received and Contributions Made” the Company recorded $11,478 in contributions by the Former Officers as other income under donated income during the three and nine month periods ended January 31, 2009 in the statement of operations.

Related party transactions are reviewed and approved by the Board of Directors.

Director Independence

The Company’s Board of Directors has determined that none of its directors are independent based on the standards for director independence for the NYSE Amex Equities.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for fiscal 2009 and 2008 and reviews of the consolidated financial statements included in the Company’s Forms 10-K and 10-Q for fiscal 2009 and 2008 were $25,200and $22,600 respectively.

Audit Related Fees

The aggregate fees billed by the Company’s auditors for audit related fees for fiscal 2009 and 2008 were $1,800and $nil, respectively.

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2009 and 2008 were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed by the Company’s auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for fiscal 2009 and 2008 were $nil and $nil, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements have been filed with this Annual Report on Form 10-K and are presented in Item 8, herein.

1. Report of Independent Registered Public Accounting Firm

2. Consolidated Balance Sheets

3. Consolidated Statements of Operations and Other Comprehensive Loss

4. Consolidated Statements of Cash Flows

5. Condensed Notes to the Consolidated Financial Statements

Exhibits

(a) Exhibits

3.1*	Articles of Incorporation of the Company (incorporated herein by reference to the Company’s Form SB-2 filed with the Commission on July 25, 2006 (File No. 333-136027))

3.2*	By-Laws of the Company (incorporated herein by reference to the Company’s Form SB-2 filed with the Commission on July 25, 2006 (File No.333-136027))

3.3*	Amendment to the By-Laws of the Company (incorporated by reference to the Company’s Form 8-K filed with the Commission on September 15, 2008 (File No. 000-52874))

10.1*	Specimen Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form SB-2 filed with the Commission (File No.333-136027).

10.2	Lease, dated February 12, 2007, between the Company and Arbutus Village Holdings Ltd.

14.1*	Neema Inc. Code of Conduct (incorporated by reference to the Company’s Form 10-KSB filed with the Commission on July 31, 2008 (File No. 000-52874))

31.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

* Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEEMA INC.

August 10, 2009	By: _/s/	J. David Brow______________________
J. David Brow, President, Secretary,
Treasurer, Chief Executive Officer, Chief
Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. David Brow	CEO, CFO, President, and Director	August 10, 2009
J. David Brow	(Principal Executive Officer and Principal Financial and Accounting Officer)