Form 10-Q
period 2009-07-31
NEEMA INC.
filed 2009-09-14
CIK 1368762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 000-52874

NEEMA, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4126700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

421 9th Street
Manhattan Beach, California	90266
(Address of principal executive offices)	(Zip Code)

(310) 374-9382

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No

Number of common shares outstanding at September 11, 2009: 2,205,000

PART I.    FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEEMA, Inc.

(A Development Stage Company)

Index

Consolidated Balance Sheets	2

Consolidated Statements of Operations and Other Comprehensive Loss	3

Consolidated Statements of Cash Flows	4

Condensed Notes to the Consolidated Financial Statements	5

NEEMA, Inc.

Consolidated Balance Sheets

(A Development Stage Company)

	July 31, 2009 $	April 30, 2009 $
	(unaudited)
ASSETS

Current Assets

Cash	2,541	–

Total Current Assets	2,541	–

Property and equipment (Note 4)	11,126	13,099

Other assets	2,191	1,979

Total Assets	15,858	15,078

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	27,791	39,969
Accrued liabilities	12,668	8,113
Note payable (Note 5)	30,000	–
Due to related party (Note 6)	53,763	41,913

Total Current Liabilities	124,222	89,995

Commitments and Contingency (Note 1)

Stockholder’s Deficit

Common stock (Note 3) Authorized: 25,000,000 shares, par value $0.001; 2,205,000 shares issued and outstanding	2,205	2,205

Additional paid-in capital	63,045	63,045
-
Accumulated other comprehensive income (loss)	(3,887)	7,837

Deficit accumulated during the development stage	(169,727)	(148,004)

Total Stockholders’ Deficit	(108,364)	(74,917)

Total Liabilities and Stockholders’ Deficit	15,858	15,078

[The condensed accompanying notes are an integral part of these consolidated financial statements.]

NEEMA, Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

(A Development Stage Company)

(unaudited)

	Accumulated from January 16, 2006 (Date of Inception) to July 31, 2009 $	For the Three Months Ended July 31, 2009 $	For the Three Months Ended July 31, 2008 $

Revenue

Rental Income	95,079	–	10,766

Operating Expenses

Rent	92,035	6,582	8,061
General and administrative	33,268	4,184	2,240
Foreign exchange	10,279	(5,838)	–
Professional fees	125,193	15,288	6,951
Depreciation	14,436	1,224	1,229

Total Operating Expenses	275,211	21,440	18,481

Operating Loss	(180,132)	(21,440)	(7,715)

Other Income (Expenses)

Donated Income (Note 6)	11,478	–	–
Interest	(1,073)	(283)	–
	10,405	(283)	–

Net Loss	(169,727)	(21,723)	(7,715)

Other Comprehensive (Loss)

Foreign currency translation adjustments	(3,887)	(11,724)	6,901

Comprehensive Loss	(173,614)	(33,447)	(814)

Loss Per Share – Basic and Diluted		(0.01)	(0.00)

Weighted Average Shares Outstanding		2,205,000	2,004,167

[The condensed accompanying notes are an integral part of these consolidated financial statements.]

NEEMA, Inc.

Consolidated Statements of Cash Flows

(A Development Stage Company)

(unaudited)

	Accumulated from January 16, 2006 (Date of Inception) July 31, 2009 $	For the Three Months Ended July 31, 2009 $	For the Three Months Ended July 31, 2008 $

Operating Activities

Net loss for the period	(169,727)	(21,723)	(7,715)

Adjustments to reconcile net loss to net cash provided by operating activities

Depreciation	14,436	1,224	1,229

Changes in operating assets and liabilities

Other assets	(1,979)	–	24
Accounts payable	27,791	(12,178)	–
Accrued liabilities	12,668	4,555	(6,801)

Net Cash Used in Operating Activities	(116,811)	(28,122)	(13,263)

Investing Activities

Acquisition of property and equipment	(25,383)	–	–

Net Cash Used in Investing Activities	(25,383)	–	–

Financing Activities

Loan repayment	(93,088)	–	(10,767)
Sale of common stock	5,000	–	–
Cash from subscription agreements	60,250	–	–
Proceeds from note payable	30,000	30,000	–
Proceeds from related party loans and advances	133,055	8,082	24,139

Net Cash Provided by Financing Activities	135,217	38,082	13,372

Effect of Exchange Rate Changes on Cash	9,518	(7,419)	–

Change in Cash	2,541	2,541	109

Cash – Beginning of Period	–	–	577

Cash – End of Period	2,541	2,541	686

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

[The condensed accompanying notes are an integral part of these consolidated financial statements.]

1.     Basis of Presentation and Fiscal Year

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended April 30, 2009. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As at July 31, 2009, the Company has a working capital deficit of $121,681, and an accumulated deficit of $169,727.

Effective this quarter, the Company implemented SFAS No. 165, “Subsequent Events” (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after July 31, 2009 up through September 14, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

2.	Summary of Significant Accounting Principles

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

The Company’s financial instruments consist principally of cash, accounts payable, note payable and amounts owed to related parties. Pursuant to SFAS No. 157, the fair value of its cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

3.     Common Stock

The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company. The Company had no stock issuances during the period ended July 31, 2009.

4.	Property and Equipment

	July 31, 2009	April 30, 2009
Computer hardware	$ 2,107	$ 2,100
Furniture & Fixtures	5,183	5,198
Leasehold Improvements	18,430	17,795
Subtotal	25,720	25,093
Less accumulated depreciation and amortization	14,594	11,994
Property and Equipment, net	$ 11,126	$ 13,099

5.	Note Payable

On June 18, 2009, the Company issued a promissory note to A Mare Usque Ad Mare Ltd. for $30,000 that bears interest at 8% and is due on demand. During the three month period ended July 31, 2009 the Company accrued interest of $283.

6.	Related Party Transactions

During the three month period ended July 31, 2009, the Company’s former officers paid $8,082 in expenses on behalf of the Company. At July 31, 2009, the Company owed $53,763 (April 30, 2009 - $41,913) to the former officers, which is unsecured, non-interest bearing, and has no specific terms of repayment.

During the three month period ended July 31, 2008, the Company’s former officers paid $24,139 in expenses on behalf of the company and were repaid a total $10,767.

7.	Commitments and Contingencies

Lease Commitments

The Company rents office space in Vancouver, B.C., Canada for $2,584 ($2,784 CDN) per month under a lease which is effective from March 1, 2007 to February 29, 2012.

Future minimum lease payments under this operating lease at July 31, 2009 for the next three years are:

2010	$28,008
2011	$23,256
2012	$4,668

8.	Concentration of Credit Risk

Financial instruments subject to credit risk consist of cash in excess of insured deposits.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements made in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	the ability of the Company to earn revenues sufficient to pay its expenses;
•	prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services;
•	regulatory or legal changes affecting the Company’s business; and
•	the Company’s ability to secure necessary capital for general operating or expansion purposes.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section titled “Risk Factors and Uncertainties” in our annual report on Form 10-K filed with the Securities and Exchange Commission on August 10, 2009. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Furthermore, there is no assurance that the Company's new line of business will be successfully launched or will be profitable since it depends, among other things, on (a) the ability of the Company to raise funds for this business, (b) the successful development of our products, and (c) the success of those opportunities in the marketplace. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

We qualify all the forward-looking statements contained in this quarterly report on Form 10-Q by the foregoing cautionary statements

Cautionary Note Regarding Management’s Discussion and Analysis

This Management’s Discussion and Analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Company Overview

NEEMA Inc. (“we”, “us” or the “Company”) was incorporated under the laws of the State of Nevada on January 16, 2006, and commenced operations in March of 2006. Under its wholly-owned subsidiary and brand name True Health Studio (“THS”), the Company will develop a store-in-store concept utilizing professional “alternative” health care providers who require equipment and space, as well as a flexible practicing experience.

Our first location was within a Gold’s Gym operation located on the campus of the University of British Columbia at #230-2155 Allison Road, Vancouver British Columbia. In May 2007, THS determined this space was insufficient to carry out its business plan. THS terminated its lease at the University of British Columbia and entered into a five-year lease for a new location at #200-4255 Arbutus Street, Vancouver, BC. The Company’s lease at its new location expires on February 19, 2012. THS plans to provide alternative healthcare services in the Vancouver lower mainland area

We maintain our statutory registered agent’s office in Carson City, Nevada and our principal executive offices are located at 421 9th Street, Manhattan Beach, California 90226. Currently, our business operations are being conducted at #200-4255 Arbutus Street, Vancouver, BC.

Plan of Operation

We estimate our general operating expenditures for remainder of our fiscal year ending April 30, 2010 to be approximately $95,000 comprised of: rent of $28,000 ($33,408 Cdn) general and administrative expenses of $7,200, and professional fees of $57,600. We had a working capital deficit of $121,681 as of July 31, 2009, no revenues and limited current assets (cash) of $2,541. We do not currently have sufficient capital to fund our estimated expenditures for the remainder of our fiscal year and intend to fund the expenditures through equity and/or debt financing. There can be no assurance that financing will be available on acceptable terms, if at all. See, “Liquidity and Capital Resources,” below.

We currently have no tenants in our rental facility and currently have no sources of revenue. As a result of our failure to generate any significant revenues, the Company may explore other business opportunities or change its business strategy in the future. The Company cannot anticipate the costs of pursuing and/or entering into other business opportunities and does not have sufficient capital to pursue such opportunities without additional financing. There can be no assurance that additional business opportunities or the financing for such opportunities will be available on favorable terms, if at all.

We have not been satisfied with our initial business plan and have actively been seeking to create shareholder value with a more defined business plan in the alternative health care arena. Simultaneously, in an effort to substantiate stockholder value, we will continue to seek compatible or alternative business opportunities. Should we be able to locate and negotiate with an established business entity for the merger of a target business or alternatively acquire a business, such business may be compatible with our revised business plan or it may be a business unrelated to our current business. We can provide no assurance that we will be able to locate any such business opportunities.

We may seek a business opportunity with entities which have recently commenced operations or wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities or develop a new product or service. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. No assurances can be given that we will be successful in locating or negotiating with any such businesses or find any assets to acquire.

The search for and analysis of new business opportunities will be undertaken by our President, who is not a professional business analyst. In seeking or analyzing prospective business opportunities, Mr. Brow may utilize the services of outside consultants or advisors.

Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business. Likewise, no assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

As of the date hereof, management has not made any decisions concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K.

Results of Operations

The Company has not yet realized any significant revenues from its planned operations and received no rental income or other revenues during the three months ended July 31, 2009. The Company is unlikely to generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon its successful efforts to raise additional equity or debt financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financings or generate profitable operations.

Comparison of the three months ended July 31, 2009 and the three months ended July 31, 2008

Revenues

In the three months ended July 31, 2009, the Company earned no revenue, compared to revenue of $10,766 for the same period in 2008.

Our operating revenues come directly from the rental of our facility to practitioners with whom THS has membership agreements. Revenues are collected on a cash basis, however, recognized when the earnings process is complete. The decrease in rental income was a direct result of a terminated lease with one of our practitioners and the Company's inability to fill any of the vacant office space in our rental facility. The Company earned no rental income during the quarter ended July 31, 2009, and the Company’s rental facility is completely vacant. Although the Company is attempting to fill this vacant space, there is no guaranty that we will generate revenue from our facility in the near future and the troubled real estate market and disruptions in the global economy may compound our present inability to find tenants.

The Company has not accrued, and does not anticipate accruing, any revenue during the Company’s next fiscal quarter ending October 31, 2009.

Operating Expenses and Loss

We incurred $21,440 in operating expenses in the three months ended July 31, 2009, an increase of 16% from $18,481 in the same period in 2008. Operating expenses consist of rent ($6,582 - 2009; $8,061 - 2008); general and administrative ($4,184 - 2009; $2,240 - 2008); professional fees ($15,288 - 2009; $6,951 - 2008); foreign exchange ($(5,838) - 2009; $nil - 2008); and depreciation ($1,224 - 2009; $1,229 - 2008). This increase in operating expenses is due primarily to an increase in professional fees.

We incurred a $21,440 operating loss in the three-month period ended July 31, 2009, as compared to a loss of $7,715 for the same period in 2008. This increase in the Company’s operating loss between these periods is a result of our increased operating expenses discussed above and a $10,766 drop in revenue from the three months ended July 31, 2008 to same period in 2009 (the Company earned no revenue for the quarter ended July 31, 2009).

Other Income

During the three month period ended July 31, 2009, the Company recognized $0 in donated income and accrued interest on a promissory note of $283, as other income and expense.

Net Loss

We incurred a net loss of $21,723 for the three months ended July 31, 2009, compared to a net loss of $7,715 for the three months ended July 31, 2008. The increased net loss between these periods is primarily due to an increase in operating expenses and a decrease in revenue during the three months ended July 31, 2009 compared to the same period in 2008.

Comprehensive Loss

We incurred a comprehensive loss of 33,447 for the three months ended July 31, 2009, compared to a comprehensive loss of $814 for the three months ended July 31, 2008. The increase in comprehensive loss between these periods is due to a loss on foreign currency translation adjustments of $11,724 during the three months ended July 31, 2009 compared to a gain on foreign currency translation adjustments of $6,901 for the same period in 2008.

Liquidity and Capital Resources

As at July 31, 2009, the Company had current assets, consisting of cash on hand, of $2,541 and current liabilities of $124,222. The current liabilities consist of accounts payable ($27,791), accrued liabilities ($12,668), a note payable ($30,000) and amounts due to related parties ($53,763). As at July 31, 2009, the Company had a working capital deficit of $121,681. We estimate that the cash needed to fund general expenditures for the remainder of the fiscal year ending April 30, 2010, including current liabilities due by that date, is $219,000.

As at July 31, 2009, we had a cumulative deficit of $169,727 and expect to incur further losses during the remainder of our fiscal year ending April 30, 2010. Since inception, we have financed operations through short-term related-party loans and equity financing. During the three month period ended July 31, 2009, the Company’s former officers paid $8,082 in expenses on behalf of the Company. As of July 31, 2009, the Company owed $53,763 to its former officers, which is unsecured, non-interest bearing, and has no specific terms of repayment. During the three month period ended July 31, 2008, the Company’s former officers paid $24,139 in expenses on behalf of the Company and were repaid $10,767 by the Company. Loans from the Company’s former officers have been used as working capital.

We do not currently have tenants in our rental facility and have not had any rental income since the quarter ended October 31, 2008. We currently do not have sufficient working capital to enable us to finance our normal operations for the remainder of our fiscal year. While we continue to work towards acquiring tenants in our facility, we have only limited cash on hand ($2,541 as of July 31, 2009). If we are unable to immediately develop and implement a profitable business plan, we will be required to seek additional avenues to obtain funds necessary to sustain operations, such as the issuance of equity securities or through additional debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Given that we have not achieved significant profitable operations to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operational and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our company will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional cash beyond our current $219,000 estimate during the remainder of our fiscal year ending April 30, 2010 to execute our business plan.

The Company may explore other business opportunities or change its business strategy in the future. The Company cannot anticipate the costs of pursuing and/or entering into other business opportunities and does not have sufficient capital to pursue such opportunities without additional financing. There can be no assurance that additional business opportunities or the financing for such opportunities will be available on favorable terms, if at all. If the expenses of pursuing other business opportunities exceed our current estimates, we will require additional cash beyond our current $219,000 estimate during the remainder of our fiscal year ending April 30, 2010 to execute our business plan.

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

The recent unprecedented events in global financial markets have had a profound impact on the global economy. Many industries, including the wellness industry, are impacted by these market conditions. Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global equity, commodity and foreign exchange markets, and a lack of market liquidity. A continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates, and tax rates may adversely affect the Company’s growth and profitability. Specifically:

•	the global credit/liquidity crisis could impact the cost and availability of financing and our overall liquidity;
•	a decrease in disposable income adversely affects spending in the wellness industry; and
•	the devaluation and volatility of global stock markets impacts the valuation of our equity securities.

These factors could have a material adverse effect on the Company’s financial condition and results of operations.

There is substantial doubt about our ability to continue as a going concern as the Company incurred net loss of $21,723 for the period ended July 31, 2009 and has an accumulated deficit of $169,727 since inception. The continuation of our business is dependent upon obtaining further long-term financing, successfully executing our business plan and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining additional commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended July 31, 2009, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”)/Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act).  Based on that evaluation the CEO/CFO has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

Not applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any unregistered equity securities during the period covered by this quarterly report on Form 10-Q.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

On June 18, 2009, the Company issued a promissory note to A Mare Usque Ad Mare Ltd. for $30,000 that bears interest at 8% and is due on demand. During the three month period ended July 31, 2009 the Company accrued interest of $283.

ITEM 6.	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

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

Dated: September 14, 2009