Form 10-Q
period 2009-10-31
CARBON GREEN INC.
filed 2009-12-14
CIK 1368762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-52874

CARBON GREEN INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4126700
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

421 9th Street, Manhattan Beach, CA 90266
(Address of principal executive offices) (zip code)

(310) 720-9029
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

Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [   ]    No [   ]  (Not currently applicable to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

48,525,624 common shares issued and outstanding as of December 14, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

In the opinion of management the interim financial statements for the quarter ended October 31, 2009 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Carbon Green, Inc.
(Formerly NEEMA, Inc.)
(A Development Stage Company)

Carbon Green, Inc.
(Formerly NEEMA, Inc.)
Consolidated Balance Sheets
(A Development Stage Company)

	October 31,	April 30,
	2009	2009
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	52,199	–

Total Current Assets	52,199	–

Property and equipment (Note 3)	9,799	13,099

Other assets	2,182	1,979

Total Assets	64,180	15,078

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	69,360	39,969
Accrued liabilities	11,408	8,113
Due to related party (Note 6)	53,543	41,913

Total Current Liabilities	134,311	89,995

Commitments and Contingencies (Note 1 and 7)	–	–

Stockholder’s Deficit

Common stock (Note 4)
Authorized: 300,000,000 shares, par value $0.001;
27,460,008 and 26,460,000 shares issued and outstanding, respectively	27,460	26,460

Additional paid-in capital	87,790	38,790

Subscriptions received (Note 5)	30,881	–

Accumulated other comprehensive income (loss)	(3,311)	7,837

Deficit accumulated during the development stage	(212,951)	(148,004)

Total Stockholders’ Deficit	(70,131)	(74,917)

Total Liabilities and Stockholders’ Deficit	64,180	15,078

[The condensed accompanying notes are an integral part of these consolidated financial statements.]

Carbon Green, Inc.
(Formerly NEEMA, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)

	Accumulated from	For the	For the	For the	For the
	January 16, 2006	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to October 31,	October 31,	October 31,	October 31,	October 31,
	2009	2009	2008	2009	2008
	$	$	$	$	$
Revenue

Rental Income	95,079	–	7,117	–	17,884

Operating Expenses

Rent	100,148	8,113	–	14,695	–
General and administrative	39,919	6,651	903	10,835	19,384
Foreign exchange	10,201	(78)	–	(5,916)	–
Professional fees	151,780	26,587	–	41,875	–
Depreciation	15,789	1,353	–	2,577	–

Total Operating Expenses	317,837	42,626	903	64,066	19,384

Operating Loss	(222,758)	(42,626)	6,214	(64,066)	(1,500)

Other Income (Expenses)

Donated Income	11,478	–	–	–	–
Interest	(1,671)	(598)	–	(881)	–
	9,807	(598)	–	(881)	–

Net Loss	(212,951)	(43,224)	6,214	(64,947)	(1,500)

Other Comprehensive (Loss)

Foreign currency translation adjustments	(3,311)	575	(1,582)	(11,149)	5,319

Comprehensive Loss	(216,262)	(42,649)	4,632	(76,096)	3,819

Loss Per Share – Basic and Diluted		(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding		26,548,000	24,050,004	26,504,000	24,050,004

[The condensed accompanying notes are an integral part of these consolidated financial statements.]

Carbon Green, Inc.
(Formerly NEEMA, Inc.)
Consolidated Statements of Cash Flows
(A Development Stage Company)
(Unaudited)

	Accumulated from	For the	For the
	January 16, 2006	Six Months	Six Months
	(Date of Inception)	Ended	Ended
	October 31,	October 31,	October 31,
	2009	2009	2008
	$	$	$
Operating Activities
Net loss for the period	(212,951)	(64,947)	(1,500)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	15,789	2,577	3,125
Stock issued for accrued interest	881	881	–
Changes in operating assets and liabilities
Other assets	(1,979)	–	377
Accounts payable	69,208	29,239	–
Accrued liabilities	11,408	3,295	(6,142)
Net Cash Used in Operating Activities	(117,644)	(28,955)	(4,140)
Investing Activities
Acquisition of property and equipment	(25,383)	–	–
Net Cash Used in Investing Activities	(25,383)	–	–
Financing Activities
Loan repayment	(93,088)	–	(18,478)
Sale of common stock	55,000	50,000	–
Cash from subscription agreements	60,250	–	–
Proceeds from note payable	30,000	30,000	–
Proceeds from related party loans and advances	132,341	7,368	17,965
Net Cash Provided by Financing Activities	184,503	87,368	(513)
Effect of Exchange Rate Changes on Cash	10,723	(6,214)	4,076
Change in Cash	52,199	52,199	(4,653)
Cash – Beginning of Period	–	–	577
Cash – End of Period	52,199	52,199	–

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–
Supplemental Disclosures of Noncash Investing and Financing
Activities:
Stock issued in settlement of debt	30,000	30,000	–

[The condensed accompanying notes are an integral part of these consolidated financial statements.]

1.	Basis of Presentation and Fiscal Year

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As at October 31, 2009, the Company has a working capital deficit of $82,112, and an accumulated deficit of $212,951.

2.	Summary of Significant Accounting Principles

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market.

Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. ASC 220 is effective for periods beginning after December 15, 1997. The Company adopted this accounting standard.

Foreign Currency Translation Gains/Losses

The Company has adopted ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt, which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

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

2.	Summary of Significant Accounting Principles (continued)

Foreign Currency Translation Gains/Losses (continued)

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

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable and amounts owed to related parties. Pursuant to ASC 820, the fair value of its cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Net Earnings/(Loss) per Share

Earnings/(loss) per common share is computed on the weighted average number of common shares outstanding during each year. Basic earnings per share is computed as net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through convertible preferred shares, stock options, warrants and other convertible securities when the effect would be dilutive.

2.	Summary of Significant Accounting Principles (continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. The Company uses other depreciation methods (generally accelerated) for tax purposes. Repairs and maintenance that do not extend the useful life of property and equipment are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and its accumulated depreciation are removed from the accounts, and the resulting profit or loss is reflected in income.

The estimated service lives of property and equipment are principally as follows:

Computers and equipment	3-5 years
Furniture & Fixtures	5-7 years

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. References herein to the Company include the Company and its subsidiaries, unless the context otherwise requires.

Revenue and Cost Recognition

The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, services have been rendered, and the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. Revenue is not recognized until it is realized or realizable and earned.

Recent Accounting Pronouncements

In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

•

FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC Topic 820-10-65-4);

•	FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC Topic 825-10-65-1); and

•	FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC Topic 320-10-65-1).

ASC Topic 820-10-65-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (ASC Topic 820), when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. ASC Topic 820-10-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. As the new standard only clarified existing guidance, there was no material effect on the Company’s consolidated financial statements and notes.

2.	Summary of Significant Accounting Principles (continued)

Recent Accounting Pronouncements (continued)

ASC Topic 825-10-65-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (ASC Topic 825), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This new standard also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting” (ASC Topic 270), to require those disclosures in summarized financial information at interim reporting periods. The implementation of this standard did not have a material effect on the Company’s financial statements.

ASC Topic 320-10-65-1 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This new standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The implementation of this standard did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). ASC Topic 855 establishes the criteria for subsequent events, including: (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The Company has evaluated all subsequent events through December 14, 2009, the date of this filing, and determined there are no material recognized or unrecognized subsequent events.

In November of 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required in fiscal 2015 to prepare financial statements in accordance with IFRS. However, the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and the Company will continue to monitor the development of the potential implementation of IFRS.

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (the “Codification”) to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all then-existing non-SEC accounting and reporting standards on July 1, 2009, and all other non- grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The adoption of the Codification did not have a material impact on the Company’s consolidated financial statements and results of operations.

2.	Summary of Significant Accounting Principles (continued)

Recent Accounting Pronouncements (continued)

Effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity, the Codification will require more information about transfers of financial assets, including securitization transactions, and transactions where entities have continuing exposure to the risks related to transferred financial assets. The Codification eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures about an entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company does not expect the adoption of these Codification updates to have a material impact on its consolidated financial statements and results of operations.

Other recent accounting pronouncements issued by the FASB (including its EITF), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	Property and Equipment

	October 31,	April 30,
	2009	2009
Computer hardware	$2,098	$2,100
Furniture & Fixtures	5,162	5,198
Leasehold Improvements	18,355	17,795
Subtotal	25,615	25,093
Less accumulated depreciation and
amortization	15,816	11,994
Property and Equipment, net	$9,799	$13,099

4.	Common Stock

The Company is authorized to issue 300,000,000 post-split shares of $0.001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company. Subsequent to the period ended October 31, 2009, the Company effected a 12:1 forward stock split of the authorized, issued and outstanding common stock. All share amounts have been retroactively adjusted for all periods presented (Note 9 (c)).

On October 23, 2009, the Company issued 83,334 shares at $0.60 per share for total proceeds of $50,000.

5.	Note Payable

On June 18, 2009, the Company issued a promissory note to A Mare Usque Ad (Mare Ltd.) for $30,000 that bears interest at 8% and is due on demand. During the three month period ended October 31, 2009 the Company accrued interest of $881.

Effective October 31, 2009, the Company entered into a debt settlement and subscription agreement with Mare Ltd. where Mare Ltd. agreed to accept 51,468 shares of the Company’s common stock at a deemed price of $0.60 per share as payment of the total outstanding loan and interest. The value of the 51,468 common shares subscribed was determined based on the price of the Company’s common shares sold for cash to Tryton Financial Corporation on October 23rd, 2009. The number of shares sold for cash is a greater indicator of fair value of the common stock since the Company’s stock is very thinly-traded on the NASDAQ OTCBB. The shares were issued subsequently on November 4, 2009 (Note 9 (a)).

6.	Related Party Transactions

During the six month period ended October 31, 2009, the Company’s former officers paid $7,368 in expenses on behalf of the Company. At October 31, 2009, the Company owes $53,543 (April 30, 2009 - $41,913) to the former officers, which is unsecured, non-interest bearing, and has no specific terms of repayment.

During the six month period ended October 31, 2008, the Company’s former officers paid $17,965 in expenses on behalf of the company and were repaid a total $18,478.

7.	Commitments and Contingencies

	a)	Lease Commitments

The Company rents office space in Vancouver, B.C., Canada for $2,574 ($2,784 CDN) per month under a lease which is effective from March 1, 2007 to February 29, 2012.

Future minimum lease payments under this operating lease at October 31, 2009 for the next three fiscal years are:

2010	$15,444
2011	$30,888
2012	$25,740

b)	On October 23, 2009, the Company entered into a consulting agreement with Big Sky Management (“Big Sky”). In consideration of the services to be rendered by Big Sky, the Company agrees to pay:

	i)	a fee of $25,000 payable by December 31, 2009;

	ii)	permit Big Sky to purchase 4,000 common shares (on a pre-split basis) of the Company at a price of $0.60 per share; and

	iii)	reimburse Big Sky for reasonable expenses incurred expressly for the provision of the services.

8.	Concentration of Credit Risk

Financial instruments subject to credit risk consist of cash in excess of insured deposits.

9.	Subsequent Events

Pursuant to FASB ASC 855, the Company has evaluated all events or transactions that occurred from October 31, 2009 through December 14, 2009, the date of issuance of the unaudited consolidated financial statements. During this period we did not have any material recognizable subsequent events, except as disclosed below:

	a)	On November 4, 2009, the Company issued 51,468 shares of its common stock for settlement of debt of $30,881 owed by the Company (Note 5).

b)

Effective November 4, 2009, the Company completed a merger with its subsidiary, Carbon Green Inc., a Nevada corporation. As a result, the Company has changed its name from “Neema, Inc.” to “Carbon Green Inc.”

c)

Effective November 4, 2009, the Company effected a 12 for 1 forward stock split of its authorized, issued and outstanding common stock. As a result, the authorized capital has increased from 25,000,000 shares of common stock with a par value of $0.001 per share to 300,000,000 shares of common stock with a par value of $0.001 per share. All share amounts have been retroactively adjusted for all periods presented.

	d)	On November 4, 2009, the Company sold 1,704,000 shares of common stock for gross proceeds of $17,040 (Note 7(c)).

e)

On November 30, 2009, the Company entered into a share purchase agreement with CBp Carbon Industries Inc. (“CBp Carbon”) and its wholly-owned subsidiary, Greenwood Commerce Ltd. (“Greenwood”). Pursuant to the terms of the share purchase agreement, the Company has agreed to acquire all of the issued and outstanding common shares of Greenwood from CBp Carbon in exchange for the issuance to CBp Carbon of one common share for each four CBp Carbon common shares outstanding, for an aggregate of approximately 33,000,000 of the Company’s common shares. In addition, the Company would also issue one share purchase warrant for each four share purchase warrants of CBp Carbon, for an aggregate of approximately 8,000,000 share purchase warrants. Upon completion of the acquisition, Greenwood will become a wholly-owned subsidiary of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements made in this quarterly report on Form 10-Q constitute “forward-looking statements” as that term is defined in applicable securities laws. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

  our ability to complete the share purchase agreement we have entered into with CBp Carbon Industries and Greenwood Commerce Ltd.;

  our ability to earn revenues sufficient to pay our expenses;

  prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for our products and services;

  regulatory or legal changes affecting our business; and

  our ability to secure necessary capital for general operating or expansion purposes.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section entitled “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Furthermore, there is no assurance that our new line of business will be successfully launched or will be profitable since it depends, among other things, on (a) our ability to raise funds for this business, (b) the successful development of our products, and (c) the success of those opportunities in the marketplace. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

We qualify all the forward-looking statements contained in this quarterly report on Form 10-Q by the foregoing cautionary statements.

Cautionary Note Regarding Management’s Discussion and Analysis

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.

Financial information contained in this quarterly report and in our unaudited interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, and unless otherwise indicated, the terms “we”, “us”, “our” and the “Company” mean Carbon Green Inc., unless otherwise indicated.

Corporate History

We were incorporated under the laws of the State of Nevada on January 16, 2006, and commenced operations in March of 2006. Under our wholly-owned subsidiary and brand name True Health Studio (“THS”), our company intended to develop a store-in-store concept utilizing professional “alternative” health care providers who require equipment and space, as well as a flexible practicing experience.

Our first location was within a Gold’s Gym operation located on the campus of the University of British Columbia at #230-2155 Allison Road, Vancouver British Columbia. In May 2007, THS determined this space was insufficient to carry out its business plan. THS terminated its lease at the University of British Columbia and entered into a five-year lease for a new location at #200-4255 Arbutus Street, Vancouver, BC. Our company’s lease at the new location expires on February 19, 2012. THS plans to provide alternative healthcare services in the Vancouver lower mainland area.

We currently have no tenants in our rental facility and currently have no sources of revenue and we have not been satisfied with our initial business plan and have actively been seeking to create shareholder value with a more defined business plan.

Effective November 4, 2009, we completed a merger with our subsidiary, Carbon Green Inc., a Nevada corporation. As a result, we have changed our name from “Neema, Inc.” to “Carbon Green Inc.” We changed the name of our company to better reflect the direction and business of our company. The name change and forward stock split became effective with FINRA’s Over-the-Counter Bulletin Board at the opening for trading on November 5, 2009 under the new stock symbol “CGNI”. Our new CUSIP number is 141113 100.

In addition, effective November 4, 2009, we effected a twelve (12) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 25,000,000 shares of common stock with a par value of $0.001 to 300,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital has increased from 2,205,000 shares of common stock to 27,460,008 shares of common stock.

We maintain our statutory registered agent’s office in Carson City, Nevada and our principal executive offices are located at 421 9th Street, Manhattan Beach, California 90226.

Current Business

As a result of our failure to generate any significant revenues in our industry, our management determined to cease our previous operations of professional “alternative” health care providers and to seek a new business opportunity with an established business entity for a merger with or the acquisition of a target business.

Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on the OTC BB. These are commonly thought to include: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States capital market.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. We believe that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of the company may be scarce or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate compatible business opportunities.

As a result of management’s efforts to find an alternative business opportunity, on November 30, 2009, we entered into a share purchase agreement with CBp Carbon Industries Inc. and its wholly-owned subsidiary, Greenwood Commerce Ltd. Pursuant to the terms of the share purchase agreement, we have agreed to acquire all of the issued and outstanding common shares of Greenwood Commerce from CBp Carbon Industries in exchange for the issuance by our company to CBp Carbon Industries of one common share for each four CBp Carbon Industries common shares outstanding, for an aggregate of approximately 33,000,000 of our common shares, and one share purchase warrant for each four share purchase warrants of CBp Carbon Industries outstanding, for an aggregate of approximately 8,000,000 share purchase warrants, subject to the satisfaction or waiver of certain conditions precedent as set out in the share purchase agreement. The share purchase agreement also provides for: (i) the issuance, within 30 days of closing, to John Novak of 10,000,000 shares of Class “A” preferred stock with 100 votes per share, convertible into common shares at a ratio of 50,000 Class “A” preferred shares for 50,000 common shares for each $1,000,000 of before tax profit and (ii) the issuance to new management of 10,000,000 shares of Class “B” preferred stock convertible into common shares (on a one for one basis), with 10% being convertible for each tire pyrolysis plant entering commercial production. Neither the Class “A” or “B” preferred shares will participate in dividends or assets in the event of a wind-up. As of December 14, 2009, we had not amended our articles of incorporation to authorize any shares of preferred stock.

At the closing of the Agreement, Greenwood Commerce will hold the worldwide exclusive ownership rights to, among other things, a protected proprietary technology that converts the by-products of tire pyrolysis (heating in the absence of oxygen) into: (i) recovered steel; (ii) a #2 diesel equivalent oil, which can also be employed to generate green electricity in many countries; (iii) a patented nano-particle compound that is a tire industry-tested and accepted competitive substitute for commercial carbon black; and (iv) a clean-burning gas that can be used to provide power to the CBp Carbon Industries processing plants. In 2007, the CBp Carbon Industries technology was recognized by the European Union as the only tire recycling technology which met the goals of European Union legislation. CBp Carbon Industries has recently completed construction in Cyprus of its first commercial scale plant, a state-of-the-art commercial tire pyrolysis plant. Operations have commenced and the plant is currently in preproduction hot tests with production of commercial products. The plant is slated to enter continuous commercial operations in the first quarter of 2010. The share purchase agreement contemplates that, prior to the closing of the agreement, all of the assets of CBp Carbon Industries will be transferred to Greenwood Commerce as part of an inter-corporate reorganization in exchange for the issuance by Greenwood Commerce to CBp Carbon Industries of common shares of Greenwood Commerce.

Conditions Precedent to the Closing of the Share Purchase Agreement

The closing of the share purchase agreement is subject to the satisfaction of conditions precedent to closing as set forth in the share purchase agreement, including the following:

1.	no material adverse effect will have occurred with the business or assets of our company, CBp Carbon Industries or Greenwood Commerce since the effective date of the share purchase agreement;

2.	our company, CBp Carbon Industries and Greenwood Commerce will have received all third-party consents and approvals contemplated by the share purchase agreement;

3.	no suit, action or proceeding will be pending or threatened which would prevent the consummation of any of the transactions contemplated by the share purchase agreement;

4.	our company will be reasonably satisfied with our due diligence investigation of CBp Carbon Industries and Greenwood Commerce;

5.	the shareholders of CBp Carbon Industries will have approved the sale of the shares of Greenwood Commerce to our company; and

6.	Greenwood Commerce will have entered into management agreements with the present management of CBp Carbon Industries and employment agreements with certain employees of Greenwood Commerce.

Due to conditions precedent to closing, including those set out above, and the risk that the conditions precedent will not be satisfied, there is no assurance that our company will complete the share purchase as contemplated in the share purchase agreement. In the event that we are unable to complete the share purchase agreement, our management will continue to search for alternative business opportunities to pursue.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the unaudited interim financial statements and the notes to the unaudited interim financial statements included in this quarterly report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

For the three month periods ended October 31, 2009 and October 31, 2008

Our interim consolidated financial statements report a net loss of $43,224 for the three month period ended October 31, 2009 as compared to a net gain of $6,214 for the three month period ended October 31, 2008. This increase in net loss was due to the fact that we had no revenues in the three month period ended October 31, 2009 as compared to revenues of $7,117 in the three months ended October 31, 2008. In addition, our expenses for the three months ended October 31, 2009 were $41,723 more than the three months ended October 31, 2008.

The increase in expenses during the three months ended October 31, 2009 was largely due to increases in rent, general and administrative, depreciation and professional expenses from $Nil during the three months ended October 31, 2008 to $8,113, $6,651, $1,353 and $26,587, respectively, during the three months ended October 31, 2009. General and administrative expenses increased, primarily as a result of increased consulting expenses. The increase in professional fees was a result of increased legal and accounting expenses related to effecting the stock split which was completed subsequent to the end of the period. Revenues decreased as there was no tenant occupying the rental facility during the period ended October 31, 2009.

For the six month periods ended October 31, 2009 and October 31, 2008

Our interim consolidated financial statements report a net loss of $64,947 for the six month period ended October 31, 2009 as compared to a net loss of $1,500 for the six month period ended October 31, 2008. This increase in net loss was due to the fact that we had no revenues in the six month period ended October 31, 2009 as compared to revenues of $17,884 in the six months ended October 31, 2008. In addition, our expenses for the six months ended October 31, 2009 were $44,682 more than the six months ended October 31, 2008.

During the six months ended October 31, 2009, we incurred expenses of $64,066 compared to $1,500 during the six months ended October 31, 2008. The increase in expenses during the six months ended October 31, 2009 was largely due to increases in rent, professional fees and depreciation from $Nil during the six months ended October 31, 2008 to $14,695, $41,875 and $2,577, respectively, during the six months ended October 31, 2009. This increase in expenses was offset by a decrease in general and administrative expenses of $8,549 as a result of decreased business activity and a gain of $5,916 from foreign exchange. The increase in professional fees was a result of increased legal and accounting expenses related to effecting the stock split which was completed subsequent to the end of the period.

As of October 31, 2009, we had a working capital deficiency of $82,112. Our total liabilities as of October 31, 2009 were $134,311, as compared to total liabilities of $89,995 as of April 30, 2009. The change was due primarily to an increase in the amount due to related parties of $11,630, an increase in accounts payable of $29,391 and an increase in accrued liabilities of $3,295.

Cash Flow Used in Operating Activities

Operating activities used cash of $28,955 for the six month period ended October 31, 2009 as compared to using cash of $4,140 for the six month period ended October 31, 2008. The increase in cash used during the six month period ended October 31, 2009 was commensurate with an increase in the amount of rent of $14,695, an increase in professional fees of $41,875 and an increase in depreciation of $2,577. The increased professional fees can be attributed to increased expenses in connection with our stock split and related matters.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $87,368 for the six month period ended October 31, 2009 compared to using cash of $513 for the six month period ended October 31, 2008. The increase in cash from financing activities resulted primarily from the sale of common stock and proceeds from a note payable.

Cash Flow Provided by Investing Activities

Investing activities used cash of $Nil for both of the six month periods ended October 31, 2009 and October 31, 2008.

Liquidity and Capital Resources

As at October 31, 2009, we had current assets, consisting of cash, of $52,199 and current liabilities of $134,311. The current liabilities consist of accounts payable ($69,360), accrued liabilities ($11,408) and amounts due to related parties ($53,543). As at October 31, 2009, we had a working capital deficit of $82,112.

As at October 31, 2009, we had a cumulative deficit of $212,951 and expect to incur further losses during the remainder of our fiscal year ending April 30, 2010. Since inception, we have financed operations through short-term related-party loans and equity financing. During the six month period ended October 31, 2009, our former officers paid $8,021 in expenses on behalf of our company. As of October 31, 2009, we owed $53,543 to our former officers, which is unsecured, non-interest bearing, and has no specific terms of repayment. During the six month period ended October 31, 2008, our former officers paid $17,965 in expenses on behalf of the company and we repaid them a total of $18,478. Loans from our former officers have been used as working capital.

On November 4, 2009, we agreed to settle the outstanding amount of $30,881 owed to one creditor by the issuance of 51,468 shares of our common stock.

On November 4, 2009, we sold 1,704,000 shares of common stock to five investors for gross proceeds of $17,040.

We incurred a loss of $43,224 for the three month period ended October 31, 2009. As indicated below, our estimated working capital requirements and projected operating expenses for the next twelve month period total approximately $80,000. We do not have sufficient funds to carry out our operations for the next twelve month period. We will have to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unsuccessful in raising sufficient funds through future capital raising efforts, we may review other financing options. Upon the closing of the share purchase agreement with CBp Carbon Industries Ltd., approximately $3,000,000 will be transferred to Greenwood Commerce Ltd., which will have been acquired by our company in accordance with the terms of the share purchase agreement.

We estimate that the cash needed to fund general expenditures for the next twelve month period, beginning in December, 2009, is approximately $20,000. Our expenditures for the next twelve months are expected to include consulting fees, transfer agent fees, bank charges and miscellaneous expenses.

In the event that our expenditures exceed estimates, our required expenditures over the next twelve months will increase. In the event that we complete the purchase of the shares of Greenwood Commerce, we expect that these expenditures may increase to reflect the expenditures necessary to pursue our new business plan.

We do not anticipate generating positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to realize. There is no assurance we will achieve profitable operations in the future. We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and affiliates in exchange for debt and/or common stock. No officer or affiliate has made any commitment or is obligated to continue to provide cash through loans or purchases of equity.

We have generated no revenues and incurred significant operating losses from operations. Since we anticipate we will expand operational activities in the future, we may continue to experience net negative cash flows from operations and will be required to obtain additional financing to fund operations through equity securities offerings and bank borrowings to the extent necessary to provide working capital. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from stockholders or other outside sources to sustain operations and meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable or that we will have sufficient resources to meet our objectives.

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

In addition to the issues set out above regarding our ability to raise capital, global economies are currently undergoing a period of economic uncertainty. This has resulted in numerous adverse effects, including unprecedented volatility in financial markets and stock prices, slower economic activity, decreased consumer confidence and commodity prices and reduced corporate profits and capital spending. We anticipate that the current economic conditions and the credit shortage will adversely impact our ability to raise financing. In addition, if the future economic environment continues to be less favorable than it has been in recent years, we may experience difficulty in locating a suitable business opportunity to acquire or enter into a business combination with.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended April 30, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have incurred a net loss of $212,951 for the period from inception on January 16, 2006 to October 31, 2009, have negative cash flow, have a stockholders’ deficiency and have no sales. The future of our company is dependent upon our ability to obtain adequate financing and upon future profitable operations from the development of any business that we may acquire. Management has plans to seek additional capital through a private placement and public offering of any common stock and from the issuance of promissory notes.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon our company locating and acquiring a business opportunity, and achieving a profitable level of operation. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our accounting policies are explained in Note 2 to our unaudited consolidated financial statements, as amended, for the three and six months ended October 31, 2009 included in this Form 10-Q. We consider the following accounting policies to be critical given they involve estimates and judgments made by management and are important for our investors’ understanding of our operating results and financial condition.

Foreign Currency Translation Gains/Losses

The Company has adopted ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt, which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

Our company uses the Canadian Dollar as its functional currency. Transactions denominated in currencies other than the entity’s functional currency are translated into the entity’s functional currency at the exchange rate ruling on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are retranslated at the exchange rate ruling on the balance sheet date. Currency transaction differences are recognized in the statement of income for the period.

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

Principles of Consolidation

The consolidated financial statements include the accounts of our company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. References herein to our company include our company and its subsidiaries, unless the context otherwise requires.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

  FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC Topic 820-10-65-4);

  FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC Topic 825-10-65-1); and

  FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC Topic 320-10-65-1).

ASC Topic 820-10-65-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (ASC Topic 820), when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. ASC Topic 820-10-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. As the new standard only clarified existing guidance, there was no material effect on our company’s consolidated financial statements and notes.

ASC Topic 825-10-65-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (ASC Topic 825), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This new standard also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting” (ASC Topic 270), to require those disclosures in summarized financial information at interim reporting periods. The implementation of this standard did not have a material effect on our company’s financial statements.

ASC Topic 320-10-65-1 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This new standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The implementation of this standard did not have a material effect on our company’s financial statements.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). ASC Topic 855 establishes the criteria for subsequent events, including: (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. Our company has evaluated all subsequent events through December 14, 2009, the date of this filing, and determined there are no material recognized or unrecognized subsequent events.

In November of 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, our company may be required in fiscal 2015 to prepare financial statements in accordance with IFRS. However, the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. Our company is currently assessing the impact that this potential change would have on its consolidated financial statements, and our company will continue to monitor the development of the potential implementation of IFRS.

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (the “Codification”) to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all then-existing non-SEC accounting and reporting standards on July 1, 2009, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The adoption of the Codification did not have a material impact on our company’s consolidated financial statements and results of operations.

Effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity, the Codification will require more information about transfers of financial assets, including securitization transactions, and transactions where entities have continuing exposure to the risks related to transferred financial assets. The Codification eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures about an entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. Our company does not expect the adoption of these Codification updates to have a material impact on its consolidated financial statements and results of operations.

Other recent accounting pronouncements issued by the FASB (including its EITF), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company’s management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) lack of a sufficient number of independent directors for our board and audit committee. We currently have no independent director on our board, which is comprised of one director. As a publicly-traded company, we strive to have a majority of our board of directors be independent; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending April 30, 2010, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

It should be noted that while our management believes our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of internal control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three month period ended October 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other forward-looking statements. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. Prospective investors should consider carefully the risk factors set out below.

Business opportunities that we believe are in the best interests of our company may be scarce or we may be unable to obtain the ones that we want. If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business. If we go out of business, investors will lose their entire investment in our company.

Although we have entered into a share purchase agreement with CBp Carbon Industries Inc. and Greenwood Commerce Ltd., there is no assurance that this transaction will close. In the event that the share purchase is not completed, we will continue to look for alternative business opportunities. We are, and will continue to be, an insignificant participant in the number of companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations. If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business. If we go out of business, investors will lose their entire investment in our company.

The worldwide economic downturn may reduce our ability to obtain the financing necessary to continue our business and may reduce the number of viable businesses that we may wish to acquire. If we cannot raise the funds that we need or find a suitable business to acquire, we will go out of business and investors will lose their entire investment in our company.

In 2008 and 2009, there has been a downturn in general worldwide economic conditions due to many factors, including the effects of the subprime lending and general credit market crises, volatile but generally declining energy costs, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. In addition, these economic effects, including the resulting recession in various countries and slowing of the global economy, will likely result in decreased business opportunities as potential target companies face increased financial hardship. Tightening credit and liquidity issues will also result in increased difficulties for our company to raise capital for our continued operations and to consummate a business opportunity with a viable business. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable. If we cannot raise the funds that we need or find a suitable business to acquire, we will go out of business. If we go out of business, investors will lose their entire investment in our company.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash in the amount of $52,199 and a working capital deficit of $82,112 as of October 31, 2009. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a material adverse effect upon our company. We will require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations. If we cannot raise the funds that we require, we will go out of business and investors will lose their entire investment in our company.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

Because our current officers have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Mr. Brow, our sole director and president, currently devotes 10 - 15 hours per month to our company. Our chief executive officer, John Novak, also devotes the majority of his time to other business activities. While they presently possess adequate time to attend to our current interests, it is possible that the demands on them from their other obligations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquire a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

Risks Associated with our Common Stock

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our shares of common stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our shares of common stock and have an adverse effect on the market for its shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

On December 9, 2009, J. David Brow resigned as our chief executive officer. On the same date, John Novak was appointed as our chief executive officer.

John Novak (48)

Mr. Novak has over 22 years of experience as an entrepreneur and businessman. He is a co-founder of CBp Carbon Industries and served as its managing director, president and chief executive officer from 2004 until December, 2009, where he was responsible for all strategic matters including corporate direction, financial management and governmental relations. For the past 19 years, he has participated in the development of successful business ventures in Central and Eastern Europe in sectors as diverse as manufacturing, real estate development, name brand product distribution and investment. He served as a Senior Advisor to the Managing Director of Creditanstalt Bank in Austria (now a subsidiary of Bank Austria Group) where he helped create investment strategies in the burgeoning field of privatization during the 1990’s in Eastern Europe.

From 2004 until 2006, Mr. Novak served as the President of the Slovak-Canadian Chamber of Commerce, regularly interacting with high level government officials and businessmen in the promotion of new business initiatives.

Family Relationships

There were no family relationships between John Novak and any director or executive officer or former director or executive officer of our company.

Related Party Transactions

Except as disclosed herein and as disclosed in the periodic reports filed with the Securities and Exchange Commission and available at www.sec.gov, we have not been a party to any transaction since the beginning of our company’s last fiscal year, or any currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (incorporated by reference from our registration statement on Form SB-2 as filed with the Commission on July 25, 2006)
3.2	By-Laws of the Company (incorporated by reference from our registration statement on Form SB-2 as filed with the Commission on July 25, 2006)
3.3	Amendment to the By-Laws of the Company (incorporated by reference from our current report on Form 8-K as filed with the Commission on September 15, 2008)
3.4	Articles of Merger filed with the Secretary of State of Nevada on November 2, 2009 (incorporated by reference from our current report on Form 8-K as filed with the Commission on November 5, 2009)
3.5	Certificate of Change filed with the Secretary of State of Nevada on November 3, 2009 (incorporated by reference from our current report on Form 8-K as filed with the Commission on November 5, 2009)
10.1	Specimen Subscription Agreement (incorporated by reference from Exhibit 10.1 to our registration statement on Form SB-2 as filed with the Commission on July 25, 2006)
10.2	Lease, dated February 12, 2007, between the Company and Arbutus Village Holdings Ltd. (incorporated by reference from our annual report on Form 10-K as filed with the Commission on August 10, 2009)
10.3	Shares for Debt Agreement with A Mare Usque ad Mare Ltd. (incorporated by reference from our current report on Form 8-K as filed with the Commission on November 10, 2009)
10.4	Form of Subscription Agreement for Non-US residents (incorporated by reference from our current report on Form 8-K as filed with the Commission on November 10, 2009)
10.5	Form of Subscription Agreement for US residents (incorporated by reference from our current report on Form 8-K as filed with the Commission on November 10, 2009)
10.6

Share Purchase Agreement dated November 30, 2009 among our company, CBp Carbon Industries Inc. and Greenwood Commerce Ltd. (incorporated by reference from our current report on Form 8-K as filed with the Commission on December 2, 2009)

14.1	Code of Conduct (incorporated by reference from our annual report on Form 10-KSB as filed with the Commission on July 31, 2008)
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBON GREEN INC.

/s/ John Novak
By: John Novak, Chief Executive Officer
(Principal Executive Officer)
Dated: December 14, 2009

/s/ J. David Brow
By: J. David Brow, President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: December 14, 2009