Form 10-Q
period 2010-03-31
CARBON GREEN INC.
filed 2010-05-25
CIK 1368762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-52874

CARBON GREEN INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4126700
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Vysoka 26, Bratislava 81106, Slovak Republic
(Address of principal executive offices) (zip code)

421.2.5292.6300
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

69,955,886 common shares issued and outstanding as of May 12, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

While the information presented in the accompanying interim financial statements for the quarter ended March 31, 2010 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period. These interim financial statements follow the same accounting policies and methods of their application as our June 30, 2009 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with our June 30, 2009 annual audited financial statements.

CARBON GREEN, INC.
(Formerly NEEMA, Inc.)

Consolidated Financial Statements

March 31, 2010

CARBON GREEN, INC.
(Formerly NEEMA, Inc.)
Consolidated Balance Sheet
As at March 31, 2010 and June 30, 2009
(expressed in U.S. dollars)
		(Unaudited)
		March 31,	June 30,
	Notes	2010	2009
ASSETS

Current Assets
Cash and cash equivalents		$134,624	$3,534,497
Held for Trading Investments	3	469,683	1,025,882
Investments in Terragon	9	1,668,206	-
Accounts receivable		36,165	-
Prepaid expenses and deposit		400,877	297,851
Due from related parties	5, 14	1,335,385	-
Receivable on disposition of subsidiary – related party		157,990	157,990
Assets of discontinued operations	5	-	180,632

		4,202,930	$5,196,852

Non-current assets
Property, plant and equipment	8	11,447,629	10,965,856
Technology rights	6	6,930,556	-
Trademark		203,966	-
Assets of discontinued operations	5	-	814

		18,582,151	10,966,670

Total Assets	l	$22,785,081	$16,163,522

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities - other		$732,279	$584,936
Accounts payable and accrued liabilities – related parties	14	702,500	93,662
Borrowings	10	4,615	-
Shares to be issued	11	300,000	-
Liabilities of discontinued operations	5	-	510,007

		1,739,394	1,188,605
Non-Current Liabilities
Due to related parties	5, 14	-	38,667,105
Total Liabilities		1,739,394	39,855,710

Shareholders’ Equity
Issued share capital	4, 11	69,956	1,000
Additional paid-in capital		48,560,776	9,603,131
Accumulated other comprehensive income (loss)		(1,216,286)	(586,365)
Employee equity benefits reserve	12	1,871,548	-
Deficit		(28,240,307)	(32,709,954)
Total Shareholders’ Equity		21,045,687	(23,692,188)

Total Liabilities and Shareholders’ Equity		$22,785,081	$16,163,522

The accompanying notes form an integral part of these consolidated financial statements

CARBON GREEN, INC.
(Formerly NEEMA, Inc.)
Consolidated Statements of Operations
For the Nine Months Ended March 31, 2010 and June 30, 2009
(expressed in U.S. dollars except share and per-share amounts)
	3 months	3 months	9 months	9 months
	Ended	Ended	Ended	Ended
	Mar. 31,	Mar. 31,	Mar.31,	Mar. 31,
	2010	2009	2010	2009

Income	34,475	-	104,598	-

Expenses
Amortization of technology rights	69,444	-	69,444	-
Consulting and management fees	370,088	(95,846)	310,658	236,207
Consulting and management fees – related party	240,000	-	720,000	573,771
Exchange loss	109	1,154,937	(327,885)	8,445,148
Financing fees	-	-	-	197,875
General and administrative	195,714	123,261	422,796	218,561
Legal and accounting	148,300	5,036	187,272	31,998
Loss on investment – unrealized	62,279	-	193,003	123,312
Loss (gain) on investment – unrealized	(38,784)	45,300	(145,316)	827,539
Marketing fees	277,118	-	377,118	-
Organization costs	51,115	65,399	271,758	275,353
Rent	355	2,742	8,016	2,742
Research and development	18,115	-	18,115	-
Stock based compensation – Note 12	406,945	-	1,871,548	-
Travel	9,082	-	9,082	-
Wages and benefits	272,213	31,749	612,967	113,619

Total expenses	2,082,093	1,332,578	4,598,576	11,046,125

Loss from continuing operations before interest	(2,047,618)	1,332,578)	(4,493,978)	(11,046,125)
Interest income	23,993	181,998	1,854	677,362
Effective interest on related party loan	-	-	(2,459,807)	-
Interest expense	-	(25,785)	(6,202)	(335,264)

Loss from continuing operations	(2,023,625)	(1,176,365)	(6,958,133)	(10,704,027)
Loss from discontinued operations	-	184,027	(656,369)	(1,293,527)
Loss on disposal of subsidiary – Note 5	-	-	539,131	-
Loss before income taxes	(2,023,625)	(992,338)	(7,075,371)	(11,997,554)
Provision for income tax	-	-	-	-

Net loss for the period	(2,023,625)	(992,338)	(7,075,371)	(11,997,554)
Currency translation differences	(627,625)	(492,800)	(629,921)	(1,425,931)

Total comprehensive loss for the period	(2,651,250)	(1,485,138)	(7,705,292)	(13,423,485)

Per share amounts – loss from continuing operations
Diluted loss per share	$(0.05)	$(4,705.46)	$(0.36)	$(42,816.11)
Basic loss per share	$(0.05)	$(4,705.46)	$(0.40)	$(42,816.11)

Per share amounts – loss for the period
Diluted loss per share	$(0.05)	$(3,969.35)	$(0.36)	$(47,990.22)
Basic loss per share	$(0.05)	$(3,969.35)	$(0.40)	$(47,990.22)

Weighted average number of shares outstanding
Diluted	54,564,601	250	19,586,304	250
Basic	52,467,602	250	17,489,305	250

The accompanying notes form an integral part of these consolidated financial statements

CARBON GREEN, INC.
(Formerly NEEMA, Inc.)
Consolidated Statement of Shareholder’s Equity
For the Period Ended June 30, 2009 and March 31, 2010
(expressed in U.S. dollars except share amounts)

	Number of					Foreign
	Issued	Issued	Additional	Employee		Currency
	Shares	Share	Paid-in	equity-benefits		Translation
	Ordinary	Capital	Capital	Reserve	Deficit	Reserve	Total

June 30, 2008	1,000	1,000	-	-	(18,887,157)	(231,226)	(19,117,383)

Net loss for the year	-	-	-	-	(13,822,797)	-	(13,822,797)

Addition paid in capital raised due to debt extinguishment	-	-	9,603,131	-	-	-	9,603,131

Movement due to foreign currency translation	-	-	-	-	-	(355,139)	(355,139)

June 30, 2009 (Unaudited)	1,000	1,000	9,603,131	-	(32,709,954)	(586,365)	(23,692,188)

Write-off on debt extinguishment	-	-	(7,143,324)	-	-	-	(7,143,324)

Issuance of shares on asset transfer	10,000	10,000	57,843,969	-	-	-	57,853,969

Transfer of subsidiary with negative equity to Parent Company	-	-	(11,545,018)	-	11,545,018	-	-

Equity acquired through reverse acquisition	69,944,886	58,956	(197,982)	-	-	-	(139,026)

Net loss for the period	-	-	-	-	(7,075,371)	-	(7,075,371)

Stock based compensation	-	-	-	1,871,548	-	-	1,871,548

Movement due to foreign currency translations	-	-	-	-	-	(629,921)	(629,921)

March 31, 2010 (Unaudited)	69,955,886	69,956	48,560,776	1,871,548	(28,240,307)	(1,216,286)	21,045,687

CARBON GREEN, INC.
(Formerly NEEMA, Inc.)
Consolidated Statement of Cash Flows
For the Nine Months Ended March 31, 2010 and June 30, 2009
(expressed in U.S. dollars)
	Nine	Nine
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2010	2009

Operating activities
Net loss from continuing operations	$(6,958,133)	$(10,704,027)
Adjustments to reconcile net income to net cash flows used in operating activities:
Amortization of technology rights	69,444	-
Stock based compensation	1,871,548	-
Effective interest on related party loan	2,459,807	-
Net loss on trading securities	47,687	950,851

Net loss from continuing operations before working capital changes	(2,509,647)	(9,753,176)
(Increase) decrease in accounts receivable	(22,692)	-
(Increase) decrease in trade advances	-	421,038
(Increase) decrease in prepaid expenses and deposit	(37,358)	(92,711)
Increase (decrease)in accounts payable and accrued liabilities	(75,531)	(1,193,886)

Cash flows used in operating activities - continuing operations	(2,645,228)	(10,618,735)
Cash flows in operating activities – discontinued operations	(656,369)	(1,293,527)

Cash flows used in operating activities	(3,301,596)	(11,912,262)

Investing activities
Sale of trading securities	508,512	931,838
Acquisition of property, plant and equipment	(481,773)	(2,105,989)
Advances (to) from related parties	(350,728)	10,750

Cash flows used in investing activities – continuing operations	(323,989)	(1,163,401)
Cash flows used in investing activities – discontinued operations	-	-

Cash flows used in investing activities	(323,989)	(1,163,401)

Financing activities
Increase (decrease) in borrowing	4,615	(16,665,226)
Proceeds on shares issued through APA	10,000	-
Shares to be issued	300,000	-
Payments from (advances to) related parties	264,108	(2,369,491)

Cash flows provided by financing activities – continuing operations	578,723	(19,034,717)
Cash flows used by financing activities – discontinued operations	-	-
Cash flows provided by financing activities	578,723	(19,034,717)

Movement due to foreign currency translations	(629,920)	(1,192,803)
Net cash transferred in though Asset Purchase Agreement	252,413	-
Net cash transferred in through reverse acquisition	3,193	-

Net movement in cash and cash equivalents	(3,421,175)	(33,303,185)
Cash and cash equivalents of continuing operations at beginning of the period	3,555,799	38,022,497

Cash and cash equivalents of continuing operations at end of period	$134,624	$4,719,312

The accompanying notes form an integral part of these consolidated financial statements

F-8

CARBON GREEN, INC.
(FORMERLY NEEMA INC.)
Notes to the Condensed Consolidated Interim Financial Statements
For The 9 Months Ended March 31, 2010 and 2009
(Expressed in U.S. Dollars)
(Unaudited)

1.	Nature of business and Continuation of Operation

Carbon Green, Inc. (formerly Neema Inc.) (the “Company”) was incorporated in the State of Nevada on January 17, 2006. On November 30, 2009, the Company entered into a share purchase agreement with CBp Carbon Industries Inc. (“CBp Carbon”, also referred to herein as the “Parent Company”) and its wholly-owned subsidiary, Greenwood Commerce Ltd. (“Greenwood”). Pursuant to the terms of the share purchase agreement, the Company has agreed to acquire all of the issued and outstanding common shares of Greenwood from CBp Carbon in exchange for the issuance to CBp Carbon of one common share for each four CBp Carbon common shares outstanding, for an aggregate of 33,346,262 of the Company’s common shares. In addition, the Company issued 1,056,041 share purchase warrants to CBp Carbon on the basis of one share purchase warrant for each four outstanding share purchase warrants of CBp Carbon. 868,541 of the warrants entitle the holder thereof to purchase one share of the Company’s common stock at an exercise price of $2.50 per share until January 15, 2013 and 187,500 of the warrants entitle the holder thereof to purchase one share of the Company’s common stock at an exercise price of $2.00 per share until January 15, 2013. The acquisition was accounted for as recapitalization of Greenwood Commerce Ltd. because the shareholders of Greenwood controlled Carbon Green Inc. after the acquisition. Greenwood was treated as the acquiring entity for accounting purposes and Carbon Green was the surviving entity for legal purposes. The combined company is considered to be a continuation of the operations of Greenwood.

The issued and outstanding common stock of Greenwood prior to the completion of acquisition was restated to reflect the common stock issued by Carbon Green Inc.

The Company’s nature of business is to commercialize a technology used for converting scrap automotive tires into reusable components and producing a commercial substitute for carbon black, which we call Carbon Green™, a main commodity for the rubber and plastics industries. The registered office of the Company is located at 421 9th Street, Manhattan Beach, California, U.S.A.

These consolidated financial statements presented are those of the Company, its 100% subsidiary, Greenwood Commerce Ltd., and its 100% subsidiaries, CBp Cyprus Ltd. & Conlane Enterprises Ltd. Collectively, they are referred to herein as the “Company” or as the “Group”.

The accompanying financial data as of March 31, 2010 and for the nine months ended March 31, 2010 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. The June 30, 2009 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s 8-K/A filing made on April 1, 2010.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the balance sheet as of March 31, 2010, and results of operating and comprehensive income for the nine months ended March 31, 2010, cash flows, and equity for the nine months ended March 31, 2009, as applicable, have been made. The results of operations for the nine months ended March 31, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The Company has evaluated subsequent events through the date that the financial statements were issued, May 24, 2010, based on the accounting guidance for subsequent events.

CARBON GREEN, INC.
(FORMERLY NEEMA INC.)
Notes to the Condensed Consolidated Interim Financial Statements
For The 9 Months Ended March 31, 2010 and 2009
(Expressed in U.S. Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies

a) New accounting standards recently adopted

Available for sale investments

Available-for-sale investments are non-derivative financial assets that are either designated in this category or not classified as financial assets at fair value through income, held-to-maturity investments or loans and receivables. Available-for-sale investments are recognized at fair value on the trade date, which is the date that the Group commits to purchase or sell the asset and subsequently re-measured to fair value through equity. If there is no quoted market price in an active market and the fair value can not be reliably measured, the available for sale investments are subsequently carried at cost, including transaction costs and reviewed annually for impairment. When these investments are sold or impaired the accumulated fair value adjustments are included in the statement of operations as net realized gains/losses on financial assets.

Technology rights

Technology rights acquired were measured on initial recognition at cost, and are being amortized over 21 years.

Recoverability of Long Lived Assets and Other Intangible Assets

We review property, plant and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property, plant and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value.

Marketing fees

Marketing expenses primarily consist of promotion and sponsorship expenses relating to advertisements and brand building. During the period the Group entered into a sponsorship agreement with Manor Grand Prix Racing Limited and Prime Racing Limited for the years 2010 to 2012. Sponsorship fees relating to this agreement are amortized over the Formulae One Grand Prix season.

Stock-based payment transactions

The Company measures and recognizes the compensation expense for all share-based awards made to employees including employee stock options based on estimated fair values. The fair value of employee stock options is estimated on the date of grant using the Black-Scholes option valuation model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Because share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for forfeitures.

CARBON GREEN, INC.
(FORMERLY NEEMA INC.)
Notes to the Condensed Consolidated Interim Financial Statements
For The 9 Months Ended March 31, 2010 and 2009
(Expressed in U.S. Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (Continued)

a) New accounting standards recently adopted (continued)

Stock-based payment transactions (continued)

The Company’s determination of fair value of employee stock options on the date of grant using the Black-Scholes option valuation model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of employee stock options is determined using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Stock-based payment transactions with non-employees

The Company accounts for its stock-based payment transactions with non-employees in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees”. The Company has entered into a number of agreements with service providers by issuing stock-options to these non-employees as settlement of liabilities. The fair value of non-employee stock option awards is estimated on the date of grant using the Black-Scholes option valuation model. The Company recognized the fair value of these stock options at the date at which the counterparty’s performance is complete, which is normally over a vesting period, which the Company deems as being its measurement date.

Where the Company knows upfront both the quantity and terms of the award, before the measurement date it recognizes expense based on the then current fair value and continues to do so at each reporting date until the options can be measure.

Where the Company does not know upfront both the quantity and terms of the award, it recognizes any cost of the transaction in reporting periods before the measurement date, based on the then-current lowest aggregate fair value at each of those interim reporting dates.

b) Recent accounting standards not yet effective

In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. This accounting guidance is effective for the Company beginning in the forth quarter of fiscal 2010, except for the rollforward of activity on a gross basis for Level 3 fair value measurement, which will be effective for the Company in the first quarter of fiscal 2012. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statement disclosures.

CARBON GREEN, INC.
(FORMERLY NEEMA INC.)
Notes to the Condensed Consolidated Interim Financial Statements
For The 9 Months Ended March 31, 2010 and 2009
(Expressed in U.S. Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (Continued)

b) Recent accounting standards not yet effective (continued)

In June 2009, the FASB issued revised guidance for the accounting of transfers of financial assets. This guidance eliminates the concept of a qualifying special-purpose entity; removes the scope exception for qualifying special-purpose entities when applying the accounting guidance related to the consolidation of variable interest entities; changes the requirements for derecognizing financial assets; and requires enhanced disclosure. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2011. The Company believes that the adoption of this standard will have no material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued revised guidance for the accounting of variable interest entities. This revised guidance replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could be potentially significant to the variable interest entity. The accounting guidance also requires an ongoing reassessment of whether an enterprise is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2011. The Company believes that the adoption of this standard will have no material impact on the Company’s results of operations or financial position. .

3	Trading Securities

	March 31, 2010		June 30, 2009
		Market		Market
	Cost	Value	Cost	Value

Hedge funds	879,469	469,683	1,437,548	1,025,882

	$879,469	$469,683	$1,437,548	$1,025,882

The Group’s trading securities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 740. There are no liabilities measured at fair value. Assets measured at fair value as of March 31, 2010 are as follows:

	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
Description	assets (level 1)	inputs (level 2)	inputs (level 3)	Total

Hedge Funds	-	-	469,683	469,683

	$-	$-	$469,683	$469,683

CARBON GREEN, INC.
(FORMERLY NEEMA INC.)
Notes to the Condensed Consolidated Interim Financial Statements
For The 9 Months Ended March 31, 2010 and 2009
(Expressed in U.S. Dollars)
(Unaudited)

3	Trading Securities (Continued)

Changes in Level 3 assets and liabilities are measured at fair value on a recurring basis for the period ended March 31, 2010:

					Net
	Beginning	Realized	Unrealized	Purchases	transfers
	balance	gains or	gains or	and sales	in or out	Closing
	July 1, 2009	or losses	or losses	sales, net	of level	balance

Hedge Funds	1,025,882	(193,003)	145,316	(508,512)	-	469,683

Total	$1,025,882	$(193,003)	$145,316	$(508,512)	-	$469,683

4.	Asset Purchase Agreement

On December 2, 2009, the Company entered into an asset purchase agreement (“APA”) whereby it purchased all the assets (including technology rights and patents) of CBp Carbon in exchange for the Company’s equity in Environmental Solutions SRO (“SRO”), and all the loans and non-equity interests in Energum KFT and CBp Carbon Hungary KFT, and the issuance of 10,000 shares by the Company to CBp Carbon.

The book value of the assets and liabilities acquired were as follows:

December 31,
2009

Non-current assets	8,872,172
Current assets	1,362,643
Forgiveness of loan from CBp Carbon	47,619,154

Total	57,853,969

Shares issued	10,000
Additional paid in capital realized on purchase	57,843,969

Shares issued in exchange for assets	57,853,969

Included in current assets acquired are cash and cash equivalents of $354,514. The forgiveness of the loan from CBp Carbon includes a reduction of $3,985,825 relating to additional paid in capital.

CARBON GREEN, INC.
(FORMERLY NEEMA INC.)
Notes to the Condensed Consolidated Interim Financial Statements
For The 9 Months Ended March 31, 2010 and 2009
(Expressed in U.S. Dollars)
(Unaudited)

5.	Discontinued Operations

As explained in Note 4, on December 2, 2009 as part of the APA, the Company transferred its equity interest in SRO to CBp Carbon for consideration of $1. The book value of SRO as at June 30, 2009 was as follows:

	December 2,	June 30,
	2009	2009

Assets
Cash	102,101	21,302
Due from related parties	93,662	93,662
Intangible assets	814	814
Other assets	23,317	65,668

Total assets	219,894	181,446

Liabilities
Trade and other payables	209,395	222,874
Due to related parties	9,115,448	8,133,578

Total liabilities	9,324,843	8,356,452

Net assets of the disposal entity	$(9,104,949)	$(8,175,006)

Balances due to related parties relate to advances received from other group companies. Of these advances $8,565,818 (June 30 2009: $7,846,445) was forgiven as part of the APA. As at December 2, 2009, SRO had accumulated losses of $11,545,018 which were transferred to the CBp Carbon as part of the Company’s equity interest in SRO.

6.	Technology rights

As explained in Note 4, on December 2, 2009, the Company acquired the assets of CBp Carbon in accordance with the APA. Included in the non-current assets acquired was a license right for technology relating to the business of tire pyrolyis and recycling of tire components with the primary production of high quality carbon black. The technology right assigns 100% of all legal, beneficial and registered title to the invention, any and all patents, copyright and trademarks to the holder. Technology rights are amortized over 21 years.

The Licensor is a related party to the Group as it is controlled by a member of the key management personal of the Company.

March 31,
2010

Technology rights acquired during the period	7,000,000
Amortization	(69,444)

$6,930,556

CARBON GREEN, INC.
(FORMERLY NEEMA INC.)
Notes to the Condensed Consolidated Interim Financial Statements
For The 9 Months Ended March 31, 2010 and 2009
(Expressed in U.S. Dollars)
(Unaudited)

7.	Segmental information

The Group’s segments are geographic segments, each performing a differing function within the group. Most of the businesses were acquired as individual units and they are managed separately because each segment requires different business strategies by senior management.

Certain information regarding the Group’s operations by segment is summarized as follows:

Geographical segments

Period ended March 31, 2010:

					Eliminations/
	BVI	Cyprus	Slovakia	Holding Co	Adjustments	Total
Interest Income	1,854	-	-	-	-	1,854
Other Income	-	104,597	6	-	-	104,603

Consulting and management fees	(755,865)	(22,640)	(179,171)	(72,982)	-	(1,030,658)
General and administrative expenses	(98,976)	(320,996)	(224,986)	(6,853)	-	(651,811)
Interest expense	(2,462,187)	-	-	(20)	-	(2,462,207)
Stock based compensation	(1,871,548)	-	-	-	-	(1,871,548)
Other expenses	(770,816)	(675,502)	(252,218)	(6,199)	-	(1,704,735)

Total continuing operations	(5,957,538)	(914,541)	-	(86,054)	-	(6,958,133)
Total discontinued operations - Slovakia	539,131	-	(656,369)	-	-	(117,238)

Segment assets	10,772,527	11,892,018	-	380,008	(259,472)	22,785,081

Segment liabilities	(976,350)	(347,958)	-	(674,558)	259,472	(1,739,394)

CARBON GREEN, INC.
(FORMERLY NEEMA INC.)
Notes to the Condensed Consolidated Interim Financial Statements
For The 9 Months Ended March 31, 2010 and 2009
(Expressed in U.S. Dollars)
(Unaudited)

7.	Segmental information (continued)

Geographical segments

Period ended March 31, 2009:

					Eliminations/
	BVI	Cyprus	Slovakia	Hungary	Adjustments	Total
Interest Income	677,362	-	-	-	-	677,362
Other Income	-	-	109,206	-	-	109,206

Depreciation	-	-	-	-	-	-
Consulting and management fees	(733,179)	-	(647,650)	-	(76,799)	(1,457,628)
General and administrative expenses	(8,367)	(83,639)	(402,945)	-	(126,555)	(621,506)
Other expenses	(10,227,720)	(125,130)	(352,138)	-	-	(10,704,988)

Total continuing operations	(10,291,904)	(208,769)	-	-	(203,354)	(10,704,027)
Total discontinued operations	-	-	(1,293,527)	-	-	(1,293,527)

Segment assets	6,181,698	8,916,980	180,632	-	884,212	16,163,522

Segment assets include property, plant and equipment, cash and cash equivalents, trading securities, advances, disposal group assets available for sale and prepaid expenses and deposits. Segment liabilities include trade payables, borrowings and loans to related parties. The aforementioned inclusion is reflective of internal information that is regularly reported to management who are responsible for decision making.

CARBON GREEN, INC.
(FORMERLY NEEMA INC.)
Notes to the Condensed Consolidated Interim Financial Statements
For The 9 Months Ended March 31, 2010 and 2009
(Expressed in U.S. Dollars)
(Unaudited)

8.	Property, Plant and Equipment

March 31,
2010
Opening balance	10,965,856
Additions/(Transfers)
Construction in progress	774,317
11,740,173
Effect due to movement in foreign exchange rates	(262,021)
Balance before depreciation	11,478,152
Accumulated depreciation	(30,523)
$11,447,629

All Property, Plant and Equipment is held in Cyprus. Construction in progress consists of manufacturing equipment for a Pyrolysis Plant which is due to be completed by June 30, 2010. As at March 31, 2010, no depreciation has been charged against this property, plant and equipment as it is not currently operational and is considered work in progress.

9.	Available-For-Sale Investments

As explained in Note 4, on December 2, 2009, the Group acquired the assets of the Parent Company. Included in the non-current assets acquired was an 11.89% holding in Terragon Environmental Technologies Inc. (“Terragon”). This investment is held at a cost of approximately $1.6 million. Terragon develops, manufactures and sells pyrolysis solutions for waste and resource processing to governments, and militaries. A former officer of the Company is also President and CEO of Terragon.

A valuation, performed by an independent valuer and based on information provided by the directors of Terragon, valued the Group’s 11.89% holding in Terragon at $6,420,000 as at March 31, 2009. Due to the limited review performed, the valuation presented in the valuation report did not represent, in the opinion of the directors, an opinion on the fair market value of the shares and hence the investment was not revalued.

CARBON GREEN, INC.
(FORMERLY NEEMA INC.)
Notes to the Condensed Consolidated Interim Financial Statements
For The 9 Months Ended March 31, 2010 and 2009
(Expressed in U.S. Dollars)
(Unaudited)

10.	Borrowings

			Interest	March 31,
	Currency	Maturity Dates	Rate	2010

Current Account	EUR	On demand	4.0%	4,615

The Company has an available credit facility of $25,000,000, of which $4,615 was utilized.

11.	Issued Capital and Reserves

(a)	Authorized share capital:

	March 31,	June 30,
	2010	2009

50,000 ordinary shares of par value $1 each	-	50,000
300,000,000 ordinary shares of par value $0.001 each	300,000	-

	$300,000	$50,000

Ordinary shares have one vote per outstanding share, are entitled to an equal share in any dividend paid by the Company and are entitled to an equal share in the distribution of assets upon voluntary or involuntary liquidation.

(b)	Issued and fully paid share capital:

	March 31,	June 30,
	2010	2009

1,000 ordinary shares of par value $1 each		- 1,000
69,955,886 ordinary shares of par value $0.001 each	69,956	-

	$69,956	$1,000

On January 15, 2010, the Company completed the reverse acquisition with Greenwood Commerce with total issued and outstanding shares of 69,955,886 as explained in Note 1.

(c)	Shares to be issued

Shares to be issued comprises of 187,500 shares to be issued at $1.60 each. Each unit consists of one common share and one warrant at an exercise price of $2.00. The warrants expire on January 31, 2013. These shares have not been issued and included under current liabilities.

CARBON GREEN, INC.
(FORMERLY NEEMA INC.)
Notes to the Condensed Consolidated Interim Financial Statements
For The 9 Months Ended March 31, 2010 and 2009
(Expressed in U.S. Dollars)
(Unaudited)

11.	Issued Capital and Reserves (continued)

(d) Warrants

As explained in note 1, the Company has promised to issue warrants however, as at March 31, 2010, the Company has not yet finalized the terms and conditions of the warrants with the shareholders and therefore management is not yet able to determine the fair value of the warrants promised. It is management’s intent that these warrants will not meet the criteria as a liability and as such will be included within additional paid in capital when the terms and conditions have been finalized.

12.	Stock-based Compensation

The expense recognised for employee and non-employee services received during the period is shown in the following table:

	9 months	9 months
	ended Mar. 31	ended Mar. 31
	2010	2009

Expense arising from equity-settled share-based payment transactions	1,871,548	-

	$1,871,548	$-

Stock Option Awards

During the period ended March 31, 2010, the Company has been issuing stock option awards to employees and non-employee consultants. The Company has not yet created a Stock Option Plan formalising these arrangements and nor has it yet identified the total quantity of shares of common stock set-aside for the future option plans. Management expect to finalize this prior to year end. The option issuance details are included in separate agreements with the employees and the non-employee consultants where both parties are aware of the quantity of awards, price of awards and the performance and service conditions necessary to vest in the awards. The Company believes that such awards better align the interests of its employees with those of its shareholders.

Employee awards

3.7 million option awards have been made to employees and are issued in three tranches 1) one-third of the award with an exercise price equal to $0.50 per share which only vest upon commercial production at 60% of capacity of the plant completed after the Cyprus plant and 2) one-third of the award with an exercise price equal to $1.00 per share which vest immediately and 3) one-third of the award with an exercise price equal to $2.00 per share which vests immediately. The awards have a 10-year contractual term. The awards that vest immediately are charged to income statement

CARBON GREEN, INC.
(FORMERLY NEEMA INC.)
Notes to the Condensed Consolidated Interim Financial Statements
For The 9 Months Ended March 31, 2010 and 2009
(Expressed in U.S. Dollars)
(Unaudited)

12.	Stock-based Compensation (Continued)

Non-employee awards

The Company has currently issued stock option awards to non-employees with different terms and conditions dependent on the type of non-employee services provided. For 2 consultants, who are also deemed as being officers of the Company, their terms and conditions were the same as those granted to employees above - generally issued in three tranches 1) one-third of the award with an exercise price equal to $0.50 per share which only vest upon commercial production at 60% of capacity of the plant completed after the Cyprus plant and 2) one-third of the award with an exercise price equal to $1.00 per share which vest immediately and 3) one-third of the award with an exercise price equal to $2.00 per share which vests immediately. The awards have a 10-year contractual term. The awards that vest immediately are charged to income statement as can be measured.

For awards issued to other non-employees, the terms vary where certain awards contain service conditions only, and others contain both service conditions and also performance conditions similar to those issued to employees and the other non-employees who are deemed as being officers.

Where the Company knows upfront both the quantity and terms of the award, before any measurement date, it recognizes expense based on the then current fair value and continues to do so at each reporting date until the options can be measured.

Where the Company does not know upfront both the quantity and terms of the award, it recognizes any cost of the transaction in reporting periods before the measurement date, based on the then-current lowest aggregate fair value at each of those interim reporting dates, which may be nil.

The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees/non-employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant

March 31, 2010

Expected volatility (%)	82% - 234%
Weighted average volatility (%)	99.07%
Expected dividends	$Nil
Expected term (in years)	3 – 10 years
Risk free rate (%)	3.41% - 3.71%

CARBON GREEN, INC.
(FORMERLY NEEMA INC.)
Notes to the Condensed Consolidated Interim Financial Statements
For The 9 Months Ended March 31, 2010 and 2009
(Expressed in U.S. Dollars)
(Unaudited)

12.	Stock-based Compensation (continued)

A summary of option activity as of July 1, 2009, and changes during the year period ended March 31, 2010 is presented below

			Weighted Average
	Number	WAEP	Remaining	Intrinsic
			Contractual Term	Value

Stock options outstanding as at June 30, 2009	-	-	-	-
Stock options granted during the period	6,816,000	$1.10	7.99 years	$3,793,998

Stock options outstanding as at March 31, 2010	6,816,000	$1.10	7.99 years	$3,793,998

Non-vested shares	Shares
Non-vested at July 1, 2010	-
Granted	6,816,000
Vested	(4,085,665)

Un-vested at March 31, 2010	2,730,335

As of March 31, 2010, there was nil of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted to employees. The total fair value of shares vested during the 9 month period ended March 31, 2010 was $1.87 million.

During Q3 2010 the Company modified the terms of an existing award made to a non-employee. As a result of that modification, the Company recognized additional compensation expense of $258,279 for the quarter ended March 31, 2010.

Stock options outstanding at March 31, 2010 have the following expiry dates and exercise prices:

		Exercise
Expiry date	Number	Price

November 1, 2012	100,000	$0.50
November 1, 2012	100,000	$1.00
November 1, 2012	100,000	$2.00
January 26, 2013	100,000	$1.00
November 15, 2014	208,333	$0.50
November 15, 2014	416,667	$2.00
January 15, 2015	200,000	$0.50
January 15, 2015	200,000	$1.00
January 15, 2015	200,000	$2.00
March 1, 2015	100,000	$0.50
July 1, 2019	1,650,002	$0.50
July 1, 2019	1,649,999	$1.00
July 1, 2019	1,649,999	$2.00
August 15, 2019	47,000	$0.50
August 15, 2019	47,000	$1.00
August 15, 2019	47,000	$2.00

	6,816,000

CARBON GREEN, INC.
(FORMERLY NEEMA INC.)
Notes to the Condensed Consolidated Interim Financial Statements
For The 9 Months Ended March 31, 2010 and 2009
(Expressed in U.S. Dollars)
(Unaudited)

13.	Supplementary Disclosure of Cash Flow Information

Non-cash transactions

Asset Purchase Agreement

As explained in Note 4, shares of the Company were transferred to the Parent Company in exchange for the assets of the Parent Company, including cash of $354,514. Included as part of the APA, the Company transferred its equity interest in SRO and forgave its balances due from SRO. Details of the assets and liabilities transferred are disclosed in Note 5.

Interest received and paid

	9 months	9 months
	ended Mar. 31	ended Mar. 31
	2010	2009

Interest received for the period	106,452	109,206
Interest paid for the period	(6,202)	(346,526)

14.	Related Party Disclosures

The Group was involved in the following transactions with related parties:

a)

The Company entered into various management and consulting agreements during the nine-month period ending March 31, 2010 agreeing to pay aggregate monthly fees totaling $80,000 for terms ranging from one to ten years. Under the terms of the agreements, the Company has also agreed to pay plant construction bonuses and issue stock options (Note 13e) below). $3,500,000 will be paid to a director once the Cyprus Plant reaches production of in excess of 60% of design capacity all capital required for the completion of the next commercial plant has been accumulated and the Company attains cash and cash equivalents plus marketable securities plus accounts receivable less current liabilities of greater than US$5,000,000 after removing for any obligations relating to the construction of the second commercial plant. Further plant construction bonuses totaling $2,600,000 will be paid to various directors for each plant constructed after Cyprus using the Company’s technology. As at March 31, 2010, $682,500 (June 30, 2009: $Nil) was owing to officers of the company for these management and consulting services, and is included in amounts due to related parties.

b)

The Company entered into a management agreement with an officer on March 15, 2008. The officer was paid management fees of $20,000 upon signing of the agreement, and $10,000 per month thereafter. The monthly management fee was increased to $15,000 from July 1, 2008. As at March 31, 2010, $20,000 was owing to the officer for management services and is included in amounts due to related parties.

c)	As at March 31, 2010, the Group had payables totaling $702,500 (June 30, 2009: $38,954,238) owing to related parties and $1,493,374 (June 30, 2009: $Nil) due from related parties.

Of the amounts owing to related parties, $Nil (June 30, 2009: $38,667,105) was owing to the Parent Company and $702,500 (June 30, 2009: $93,662) was owing to officers of the Company as shown in Note 13a) and 13b) above.

During the period ended March 31, 2010 interest on the loan owing to the Parent Company of $2,459,807 (June 30, 2009: $Nil) was recognized in the consolidated statements of operations using the effective interest rate method. There has been no interest charge in the current quarter as the loan from the Parent Company was forgiven as part of the APA as explained in Note 4.

CARBON GREEN, INC.
(FORMERLY NEEMA INC.)
Notes to the Condensed Consolidated Interim Financial Statements
For The 9 Months Ended March 31, 2010 and 2009
(Expressed in U.S. Dollars)
(Unaudited)

14.	Related Party Disclosures (continued)

Of the amounts due from related parties of $1,493,375, $495,226 (June 30, 2009: $Nil) was owing from an director of the company, $560,644 (June 30, 2009: $Nil) was owing from a company controlled by a director of the Company and $437,505 (June 30, 2009: $Nil) was owing from the Parent Company.

d)

As explained in Note 9, during the period ended March 31, 2010, the Group acquired an 11.89% holding in Terragon Environmental Technologies Inc. (“Terragon”). An officer of the Company is also President and CEO of Terragon.

e)

Under the Stock Option Plan Awards, stock options totalling 3,133,332 were granted and vested to senior executives of the company. 1,566,666 stock options are exercisable at $1 each, and 1,566,666 are exercisable at $2 each, with a 10 year term. 1,566,666 stock options remain unvested and vest according to the terms explained in Note 12.

15.	Commitments and Contingencies

Contingencies

As explained in Note 14, the Company has entered into contingent arrangements with a number of officers of the Company were bonuses will be payable to them upon certain criteria being met:

a)

A $3,500,000 cash bonus will be paid to a director on meeting certain criteria: 1) once the Cyprus Plant reaches production of in excess of 60% of design capacity, and 2) all capital required for the completion of the next commercial plant has been accumulated and 3) the Company attains cash and cash equivalents plus marketable securities plus accounts receivable less current liabilities of greater than US$5,000,000 after removing for any obligations relating to the construction of the second commercial plant.

b)

Further plant construction cash bonuses totaling $2,600,000 will be paid to various directors for each plant constructed after the Cyprus plant using the Company’s technology where that plant commences commercial production at or in excess of 60% of design capacity.

Commitments

As explained in Note 14, during the period ended March 31, 2010, existing employee and non-employee entered into were replaced with new agreements committing the Group to monthly payments totaling US$80,000.

The future aggregate payments under these new agreements are as follows:

2010 (to June 30, 2010)	1,318,579
2011	3,513,726
2012	3,690,014
2013	960,000
2014	960,000
After 2014	4,800,000
$17,242,319

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements made in this quarterly report on Form 10-Q constitute “forward-looking statements” as that term is defined in applicable securities laws. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: (1) a continued downturn in international economic conditions; (2) any adverse occurrence with respect to the patented technology we own; (3) the inability of our tire pyrolysis plant to continue commercial production; (4) our ability to bring new products to market; (5) market demand for our products; shifts in industry capacity; (5) product development or other initiatives by our competitors; (6) fluctuations in the availability and cost of materials required to produce our products; (7) delays in the implementation of our projects and disputes regarding the performance of our services; (8) potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and (9) other factors beyond our control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

We qualify all the forward-looking statements contained in this quarterly report on Form 10-Q by the foregoing cautionary statements.

Cautionary Note Regarding Management’s Discussion and Analysis

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, and unless otherwise indicated, the terms “we”, “us”, “our” and the “Company” mean Carbon Green Inc. and our wholly-owned subsidiaries, unless otherwise indicated.

Corporate Overview

Corporate History

We were incorporated under the laws of the State of Nevada on January 16, 2006, and commenced operations in March of 2006. Through our wholly-owned subsidiary, True Health Studio, our business plan was to develop a store-in-store concept utilizing professional “alternative” health care providers who required equipment and space, as well as a flexible practicing experience. However, as we had no tenants in our rental facility and had no sources of revenue from our business plan, we determined to seek out a new business opportunity to increase value for our shareholders.

On November 4, 2009, we completed a merger with our subsidiary, Carbon Green Inc., a Nevada corporation. As a result, we changed our name from “Neema, Inc.” to “Carbon Green Inc.” We changed the name of our company to better reflect the direction and business of our company. We adopted amended and restated bylaws on January 12, 2010.

On November 4, 2009, we effected a twelve for one forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 25,000,000 shares of common stock with a par value of $0.001 to 300,000,000 shares of common stock with a par value of $0.001.

On November 30, 2009, we entered into a share purchase agreement with CBp Carbon Industries, Inc. (“CBp Carbon Industries”) and its wholly-owned subsidiary, Greenwood Commerce Ltd. (“Greenwood Commerce”). The closing of the agreement occurred on January 15, 2010. Pursuant to the terms of the share purchase agreement, we acquired all of the issued and outstanding common shares of Greenwood Commerce from CBp Carbon Industries in exchange for the issuance by our company to CBp Carbon Industries of 33,346,262 shares of our common stock on the basis of one share of our common stock for each four issued and outstanding common shares of CBp Carbon Industries, and 1,056,041 share purchase warrants on the basis of one share purchase warrant for each four outstanding share purchase warrants of CBp Carbon Industries. 868,541 of the warrants entitle the holder thereof to purchase one share of our common stock at an exercise price of $2.50 per share until January 15, 2013 and 187,500 of the warrants entitle the holder thereof to purchase one share of our common stock at an exercise price of $2.00 per share until January 15, 2013.

Prior to the closing of the share purchase agreement, all of the assets of CBp Carbon Industries were transferred to Greenwood Commerce in exchange for the issuance by Greenwood Commerce to CBp Carbon Industries of common shares of Greenwood Commerce. As a result, Greenwood Commerce acquired the worldwide exclusive ownership rights to, among other things, a protected proprietary technology that converts the by-products of tire pyrolysis (heating in the absence of oxygen) into: (i) recovered steel; (ii) a #2 diesel equivalent oil, which can also be employed to generate green electricity in many countries; (iii) a patented nano-particle compound known as Carbon Green™ that is a tire industry-tested and accepted competitive substitute for commercial carbon black; and (iv) a clean-burning gas that can be used to provide power to Greenwood Commerce’s processing plants.

Greenwood Commerce was incorporated under the laws of the British Virgin Island on September 21, 2005 under the BVI Business Companies Act, 2004. It was established to acquire and commercialize a technology used for converting scrap automotive tires into reusable components and producing a commercial substitute for carbon black, a primary commodity for the rubber and plastics industries. The registered office of Greenwood Commerce is located at Drake Chambers, PO Box 3321, Road Town, Tortola, British Virgin Islands.

Greenwood Commerce presently has three wholly-owned subsidiaries, being CBp Carbon Green (Ontario) Inc., a federal Canadian company, CBp Cyprus Limited, a Cyprus company, and Colane Enterprises Limited, a Cyprus company.

Current Business

Our current business plan is to focus on the continued development of our process for recycling used tires into high-grade steel, oil (which is intended to be converted to electric generation in many jurisdictions), off-gases and a carbon black substitute known as Carbon Green™.

Carbon Green™ is developed through a process that recycles 100% of a used tire and converts it into valuable end products. Our technology separates tires into their component parts and post-processes the outputs. Four Patent Cooperation Treaty applications have been filed for our tire recycling process and technology, and corresponding national applications have been filed in Taiwan and Argentina. We have successfully completed the construction and commissioning of our first commercial factory in Cyprus, a European Union country, capable of processing over 8,000 tonnes of end-of-life tires per year. The plant was at 4500 tonnes at March 31, 2010, is presently at 6000 tonnes and is operating at full capacity now with positive cash flow projected for June, 2010. Capacity is expected to increase to 12,000 tonnes and we expect that this will be effected by the fourth quarter of 2010.

Plan of Operation

Speed of development is a key to the success of our company. There is a tremendous opportunity to monetize this technology and to capture the value from this competitive advantage by rapidly developing our full-scale plants. We are starting our rollout in Canada and the United States and are looking to establish a footprint of three company-owned plants by 2014. Our total processing capacity is expected to be over 135,000 tonnes of tires of which about 30% will be Carbon Green™ (the remaining volume is expected to be high grade steel, oil and off-gases). In addition to building company-owned plants, we have forecast to market our intellectual property to two licensed operators. This will ensure we are strategically positioned globally to be the dominant player in the production of a carbon black substitute in all major markets.

We plan to roll-out our business strategy in three phases, and to maximize shareholder value, by focusing on growing organically beyond the first three plants.

Phase I: (2010-2014) We are taking a realistic approach to expansion during Phase I of our growth to maximize investor return, and have set an attainable and profitable goal of three plants, each with 45,000 tonne capacity, in operation by 2013. During this phase of the roll-out plan, expansion will be in North America. We have commenced site negotiations for the first 45,000 tonne per annum plant in Ontario, which is targeted to commence operations in the fourth quarter of 2011. The other two plants that are a part of the Phase I plan will be built in the United States. We are in discussions with potential partners and government representatives in Illinois and Texas.

Phase II: Further plant development beginning in 2014 in both North America and Europe will be attained through organic growth, selective equity, and debenture funding, with three additional plants planned in North America; to be followed by Germany and the United Kingdom.

Phase III: We have had significant interest in our process from the European Union, Middle East and Africa (EMEA) region countries and expect to pursue these opportunities beginning in 2013, once we have successfully launched in North America. The strategy for building multiple plants in the EMEA region is to enter into licensing and joint venture development and marketing relationships.

With our commercial scale plant operating 24/7 in Cyprus, and capable of processing 8,000 tonnes (800,000 tires) per year, we believe we have validated our business model and that our staged growth strategy will result in attractive and stable long-term investor returns.

Marketing Strategy

Our marketing strategy will focus on developing key relationships with governments and industry stakeholders who are focused on effecting environment change and implementing solutions. Our secondary stakeholders include employees, local communities, environmental groups and news media.

Using a mixture of internal and external communications tools such as press releases, advertorials, corporate website, newsletters, advertising, public relations events, community events and face-to-face meetings, we expect to build and strengthen our brand, promote our various projects, and engage and support the communities in which we operates.

Our marketing message and vision is focuses on sustainability, as we offer a solution that can benefit the planet and allow existing industries to remain profitable.

Potential Additional Sources of Revenue

Oil

The pyrolysis process produces an oil that is a mixture of heavy fractions, has properties similar to diesel and a Btu content similar to that of heating oil. Generally, we intend to employ the oil in diesel generators to generate electricity as in many jurisdictions, particularly in the EU, we have been advised that we will receive special rates (often called green energy rates). Other off-takers of the oil are expected to be power producers, refineries, or large industrials that could use these oils in their process. In Cyprus, we will sell our oil to the local cement factory for its energy needs. We also intend to engage research to permit us to convert our oil to carbon black.

Green Power

The oil we produce can be used to generate electricity and heat. The heat will be used in the pyrolysis process and other processes within our plant, including the production of electricity. Excess electricity may be able to be sold to the grid as ‘green power’ in some countries. In many countries in Europe, green power typically generates a premium on top of wholesale prices. In Canada, Feed-in Tariff (or “FIT”) programs are becoming more common. FIT programs are designed to support the market development of renewable energy technologies. FIT programs put a legal obligation on utilities and energy companies to purchase electricity from renewable energy producers at a favourable price per unit. The amount paid differs depending upon the source as well as the size. We believe that the generation of electricity utilizing the oil produced by our pyrolysis process will receive certification in some jurisdictions as a green source of electrical power generation and may benefit from FIT programs.

Steel

Tires have a metal bead wire at the inner ring of the tire, as well as metal threads that reinforce the tire tread. A scrap tire consists of 12% metal and our pyrolysis process fully recovers the metal in an efficient way by generating scrap steel. Scrap steel is used in the production process for new steel. As steel demand has grown over the last few years, the demand for scrap steel has been equally strong. The scrap steel that is derived from the Carbon Green™ process is a valuable premium form of scrap steel. We estimate that sustained price levels for the coming years are around $350/tonne for our scrap steel.

Environmental Grants and Subsidies

We provide an economically efficient and environmentally friendly solution for the global scrap tire problem. We believe this makes us an attractive partner for governments that have to deal with historic stockpiles of scrapped tires and continuing disposal issues. For this reason, we have been eligible for government grants when we have established in a country. Further, we anticipate that we will be able to gain significant subsidies on producing power. We expect that European governments will be eager to participate in our establishment in their regions as no other viable solution is currently available for the car tire disposal obligations they are facing under European Union legislation.

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

For the three month periods ended March 31, 2010 and March 31, 2009

Our operating results for the three month periods ended March 31, 2010 and March 31, 2009 are summarized as follows:

	Three Month Period Ended March 31, 2010 ($)	Three Month Period Ended March 31, 2009 ($)
Revenue	34,475	-
Expenses	2,082,093	1,332,578
Other Expenses (income)	(23,993)	(340,240)
Net Income (loss)	(2,023,625)	(992,338)

Revenue

The decrease in our revenues in the three months ended March 31, 2010 as compared to the same period in 2009 was due to the fact that we had less available short term investments earning interest income.

Expenses

Certain of our key expenses for the three month periods ended March 31, 2010 and March 31, 2009 are summarized as follows:

	Three Month Period Ended March 31, 2010 ($)	Three Month Period Ended March 31, 2009 ($)
Amortization of technology rights	69,444	-
Organization costs	51,115	65,399
Consulting & management fees	370,088	(95,846)
Consulting & management fees (related party)	240,000	-
Exchange loss	109	1,154,937
General & administrative	195,714	123,261
Legal & accounting	148,300	5,036
Loss on investment - unrealized	62,279	-
Loss (gain) on investment - unrealized	(38,784)	45,300
Stock based compensation	406,945	-
Marketing fees	277,118	-
Rent	355	2,742
Research & development	18,115	-
Travel	9,082	-
Wages & benefits	272,213	31,749
Total Expenses	2,082,093	1,332,578

The increase in consulting and management fees was a result of hiring more consultants as we increase the required expertise necessary to expand our business The decrease in exchange loss was a result of not investing in multiple currencies during the period. The increase in general and administrative expenses was a result of the hiring of more administrative staff. The increase in legal and accounting fees was a result of the professional fees incurred in connection with the purchase of the shares of Greenwood Commerce Ltd. during the period. The increase in stock based compensation was due to the issuance of stock options during the period. The increase in research and development was a result of expenditures at our Cyprus plant to improve plant production. The increase in travel was a result of an increase in staff required to travel to review corporate operations in Cyprus. The increase in wages and benefits was a result of the hiring of staff in Cyprus to run our operating plant.

For the nine month periods ended March 31, 2010 and March 31, 2009

Our operating results for the nine month periods ended March 31, 2010 and March 31, 2009 are summarized as follows:

	Nine Month Period Ended March 31, 2010 ($)	Nine Month Period Ended March 31, 2009 ($)
Income	104,598	-
Expenses	4,598,576	11,046,125
Net Income (loss)	(4,493,978)	11,046,125
Interest income	1,854	677,362
Effective interest on related party loans	(2,459,807)	-
Interest expense	(6,202)	(355,264)
Loss from continuing operations	(6,958,133)	(10,704,027)
Loss on disposals and discontinued operations	117,238	1,293,527
Net Loss	(7,075,371)	(11,997,554)

Revenue

Revenues in the nine month period ended March 31, 2010 were generated from tipping fees and sales of products.

Expenses

Certain of our key expenses for the nine month periods ended March 31, 2010 and March 31, 2009 are summarized as follows:

	Nine Month Period Ended March 31, 2010 ($)	Nine Month Period Ended March 31, 2009 ($)
Amortization of technology rights	69,444	-
Consulting & management fees	310,658	236,207
Consulting & management fees – related party	720,000	573,771
Financing fees	-	197,875
Exchange loss	(327,885)	8,445,148
General & administrative	422,796	218,561
Legal & accounting	187,272	31,998
Loss on investment - unrealized	(145,316)	827,539
Loss (gain) on investment - unrealized	193,003	123,312
Marketing fees	377,118	-
Stock based compensation	1,871,548	-
Rent	8,016	2,742
Research & development	18,115	-
Travel	9,082	-
Wages & benefits	612,967	113,619
Total Expenses	4,598,576	11,046,125

The increase in consulting and management fees was a result of our company hiring more management during the current period resulting in increased costs. The decrease in financing fees was a result of our inability to finance during the recent financial turmoil. The decrease in exchange loss was a result of the situation in the prior period whereby we experienced major currency losses due to the global economic downtrend. We liquidated our currency positions in the prior period. The increase in general and administrative expenses was a result of increased staffing during the period and the opening of administrative offices in Cyprus and Vancouver. The increase in legal and accounting fees was due to additional corporate costs required for audit fees and more utilization of outside legal counsel. The decrease in loss on investment (unrealized and realized) was a result of the closing of our currency positions in the prior period and our not having a currency position in the current period. The increase in marketing fees was a result of increased marketing programs initiated by our company related to both our product and investor relations. The increase in stock based compensation was a result of our issuing stock options during the period. The increase in rent was a result of the cost for a new office incurred during the period. The increase in research and development was a result of an increase in expenditures at the Cyprus plant to improve the plant production. The increase in travel was a result of the requirement for management to travel to review our operations in Cyprus. The increase in wages and benefits was a result of the requirement to hire more staff in Cyprus to operate our plant there.

Liquidity and Capital Resources

Working Capital

Our working capital results as at March 31, 2010 and June 30, 2009 are summarized as follows:

	As at March 31, 2010 ($)	As at June 30, 2009 ($)
Current assets	4,202,930	5,196,852
Current liabilities	1,739,394	1,188,605
Working capital (deficiency)	2,463,536	4,008,247

Current Assets

The decrease in our current assets was a result of our needing to use cash in order to conduct our operations.

Current Liabilities

The increase in our current liabilities was a result of increased payables and advances during the period.

Cash Flow

Our cash flow for the nine month period ended March 31, 2010 and March 31, 2009 is summarized as follows:

	Nine Month Period Ended March 31, 2010 ($)	Nine Month Period Ended March 31, 2009 ($)
Cash used in operating activities	(3,301,596)	(11,912,262)
Cash provided by investing activities	(323,989)	(1,163,401)
Cash provided by financing activities	578,723	(19,034,517)
Net movement in cash and cash equivalents	(3,421,175)	(33,303,185)

Cash Used in Operating Activities

The increase in our cash used in operating activities was a result of the on going costs of development of our company.

Cash Provided by Investing Activities

The increase in our cash provided by investing activities was a result of additions to our Cyprus plant.

Cash Provided by Financing Activities

The increase in our cash provided by financing activities was a result of the closing of our borrowings and currency losses.

Future Financing

As at March 31, 2010, we had a cumulative deficit of $28,240,307 and expect to incur further losses during the remainder of our fiscal year ending June 30, 2010.

We estimate that our administrative and general overhead cash requirements for the next 12 months to carry out our business plan will be approximately $3,000,000 and our development costs for new plant construction are expect to be approximately $40,000,000 (equity and debt). Although we expect our Cyprus plant to be earning profits from operations by fiscal year end, we do not anticipate generating group-wide positive internal operating cash flow until 2011 from operations, subject to investment requirements for new plants. We intend to raise our cash requirements through equity financings.

As noted above, the financial requirements of our company for the next twelve months will depend on our ability to raise the money we require through debt financing and private placements associated with the issuance of additional equity securities of our company. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current stockholders. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Going Concern

Due to our net capital deficiency of $23,692,188 as at June 30, 2009, in their report on the annual financial statements for the year ended June 30, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. As at March 31, 2010, we had net capital of $21,045,687

There is doubt about our ability to continue as a going concern or to expand our business as the continuation of our business expansion plans is dependent upon future financial investment. In the absence of such, we may have to scale down company operations to focus solely on the operations of our Cyprus plant, which we believe is approaching self-sustainability. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Subsequent to the quarter-end, we have commenced commercial production in Cyprus and have begun commercial sales of steel and oil. Upon delivery of masterbatching equipment and its installation during late May, the Cyprus plant is expected to begin continuous production of masterbatch product incorporating our Carbon Green™ carbon black substitute for employment by the rubber industry, at which point the Cyprus plant is expected to be in full continuous production and in operating profit mode.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Application of Critical Accounting Policies

Our accounting policies are explained in Note 2 to our unaudited consolidated financial statements, as amended, for the three and nine months ended March 31, 2010 included in this Form 10-Q. We consider the following accounting policies to be critical given they involve estimates and judgments made by management and are important for our investors’ understanding of our operating results and financial condition.

Available for sale investments

Available-for-sale investments are non-derivative financial assets that are either designated in this category or not classified as financial assets at fair value through income, held-to-maturity investments or loans and receivables. Available-for-sale investments are recognized at fair value on the trade date, which is the date that the Group commits to purchase or sell the asset and subsequently re-measured to fair value through equity. If there is no quoted market price in an active market and the fair value can not be reliably measured, the available for sale investments are subsequently carried at cost, including transaction costs and reviewed annually for impairment. When these investments are sold or impaired the accumulated fair value adjustments are included in the statement of operations as net realized gains/losses on financial assets.

Stock-based payment transactions with employees

Total stock-based compensation for the nine months ended March 31, 2010 was $927,115. We measure and recognize the compensation expense for all share-based awards made to employees including employee stock options based on estimated fair values. The fair value of employee stock options is estimated on the date of grant using the Black-Scholes option valuation model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Because share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for forfeitures.

Our determination of fair value of employee stock options on the date of grant using the Black-Scholes option valuation model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of employee stock options is determined using an option-pricing model,that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Stock-based payment transactions with non-employees

Total stock-based compensation for the nine months ended March 31, 2010 for non-employees was $944,433. We for our stock-based payment transactions with non-employees in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees”. We have entered into a number of agreements with service providers by issuing stock-options to these non-employees as settlement of liabilities. The fair value of non-employee stock option awards is estimated on the date of grant using the Black-Scholes option valuation model. We recognize the fair value of these stock options at the date at which the counterparty’s performance is complete, which is normally over a vesting period, which we deem as being its measurement date.

Where we know upfront both the quantity and terms of the award, before the measurement date we recognize expense based on the then current fair value and continue to do so at each reporting date until the options can be measured.

Where we do not know upfront both the quantity and terms of the award, we recognize any cost of the transaction in reporting periods before the measurement date, based on the then-current lowest aggregate fair value at each of those interim reporting dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer (our principal executive officer) and our Vice-President Finance (our principal financial officer and principal accounting officer).

Our management does not expect that our disclosure controls or our internal control over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. The design of a control system is also based upon certain assumptions about potential future conditions; over time, currently implemented controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Based upon that evaluation, our President and Chief Executive Officer and our Vice-President Finance concluded that our disclosure controls and procedures were effective as at the end of the period covered by this quarterly report.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the applicable time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures which are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and chief executive officer to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

In addition to other information in this quarterly report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Relating to our Business

We may experience delays in resolving unexpected technical issues experienced in completing development of new technology that will increase development costs and postpone anticipated sales and revenues.

As we develop and improve our products, we frequently must solve chemical, manufacturing and/or equipment-related issues. Some of these issues are ones that we cannot anticipate because the products we are developing are new. If we must revise existing manufacturing processes or order specialized equipment to address a particular issue, we may not meet our projected timetable for bringing products to market. Such delays may interfere with existing manufacturing schedules, negatively affect revenues and increase our cost of operations.

We are subject to governmental regulations, including environmental and health and safety regulations.

Our business operations are subject to a variety of national, state and local laws and regulations, many of which deal with the environment and health and safety issues. We believe we are in material compliance with applicable environmental and worker health and safety requirements. However, material future expenditures may be necessary if compliance standards change or material unknown conditions that require remediation are discovered. If we fail to comply with present and future environmental and worker health and safety laws and regulations, we could be subject to future liabilities or interruptions in our operations, which could have a material adverse affect on our business.

Our business depends on the protection of our patents and other intellectual property and may suffer if we are unable to adequately protect such intellectual property.

Our success and ability to compete are substantially dependent upon our intellectual property. We rely on patent, trademark and copyright laws, trade secret protection and confidentiality or license agreements with our employees, strategic partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. There are events that are outside of our control that pose a threat to our intellectual property rights as well as to our products and services. For example, effective intellectual property protection may not be available in every country in which we license our technology or our products are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any impairment of our intellectual property rights could harm our business and our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results. In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us.

We have several patent applications pending relating to certain aspects of our technology and we may seek further patents on future innovations. Our ability to either develop our products or license our technology is substantially dependent on the validity and enforcement of these patents pending. We cannot guarantee that our patents will not be invalidated, circumvented or challenged, that patents will be issued for our patents pending, that the rights granted under the patents will provide us competitive advantages or that our current and future patent applications will be granted.

Third parties may invalidate our patents.

Third parties may seek to challenge, invalidate, circumvent or render unenforceable any patents or proprietary rights owned by or licensed to us based on, among other things:

  subsequently discovered prior art;

  lack of entitlement to the priority of an earlier, related application; or

  failure to comply with the written description, best mode, enablement or other applicable requirements.

Patent law often requires that a patent must disclose the “best mode” of creating and using the invention covered by a patent. If the inventor of a patent knows of a better way, or “best mode”, to create the invention and fails to disclose it, that failure could result in the loss of patent rights. If a third party is successful in challenging the validity of our patents, our inability to enforce our intellectual property rights could seriously harm our business.

We may be liable for infringing the intellectual property rights of others.

Our products and technologies may be the subject of claims of intellectual property infringement in the future. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle, could divert resources and attention and could require us to obtain a license to use the intellectual property of third parties. We may be unable to obtain licenses from these third parties on favorable terms, if at all. Even if a license is available, we may have to pay substantial royalties to obtain it. If we cannot defend such claims or obtain necessary licenses on reasonable terms, we may be precluded from offering most or all of our products or services and our business and results of operations will be adversely affected.

The markets in which we intend to sell our products are highly competitive.

The markets in which we intend to sell our products are highly competitive on a global basis, with a number of companies having significantly greater resources and market share than us. Because of greater resources, many of our competitors may be able to adapt more quickly to changes in the markets we have targeted or devote greater resources to the development and sale of new products. The products we have developed have not obtained broad market acceptance and rely on our emerging technology. To improve our competitive position, we will need to make significant ongoing investments in manufacturing, marketing, sales, research and development and intellectual property protection. We do not know if we will have sufficient resources to continue to make such investments or if we will maintain or improve our competitive position within the markets we serve.

We have a limited operating history, and it is difficult to evaluate our financial performance and prospects. There is no assurance that we will achieve profitability or that we will not discover problems with our business model.

We have a limited operating history. As such, it is difficult to evaluate our future prospects and performance, and therefore we cannot ensure that we will operate profitably in the future.

A renewal of the general downturn in the global economy could have an adverse impact on our business, operating results or financial position.

We have recently experienced a general downturn in the global economy. A renewal or worsening of these conditions, including credit and capital markets disruptions, could have an adverse impact on our business, operating results or financial position in a number of ways. We may experience declines in revenues and cash flows as a result of reduced orders, payment delays or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and customers. We may incur increased costs or experience difficulty with about ability to borrow in the future or otherwise with financing our operating, investing or financing activities. Any of these potential problems could hinder our efforts to increase our sales and might, if severe and extensive enough, cause our sales to decline, jeopardizing our ability to operate.

We have been the subject of a going concern opinion by our independent auditors who have expressed substantial doubt as to our ability to continue as a going concern.

Our independent auditors have added an explanatory paragraph to their audit report issued in connection with our annual financial statements for the year ended June 30, 2009 which states that our net capital deficit of $23,692,188 raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

We have limited funds available for operating expenses. If we do not obtain funds when needed, we will have to cease our operations.

Currently, we have limited operating capital. In the foreseeable future, we expect to incur significant expenses when developing our business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

We may have to pay for future environmental damage caused by our manufacturing process.

As we handle various hazardous chemicals in our manufacturing process, the nature of our business may expose us to risks of causing or being deemed to have caused environmental or other damages, such as the potential for harmful substances escaping into the environment and causing damages or injuries. We devote resources to ensure that our operations are conducted in a manner that minimizes such risks. To date, no governmental authority has required us to pay any material fines or remediation expenses in connection with any alleged violation of environmental regulations. However, there can be no assurance that future environmental damages will not occur or that environmental damages due to prior or present practices will not result in future liabilities.

We may be subject to additional environmental regulation.

We are subject to environmental regulation by federal, provincial, state and local authorities. While we believe that we are in substantial compliance with all material government requirements relating to environmental controls on our operations, changes in such government laws and regulations are ongoing and may make environmental compliance increasingly expensive. We are not able to predict future costs which may be incurred to meet environmental obligations.

Establishing and expanding international operations requires significant management attention.

We intend to expand our operations internationally, which, if not planned and managed properly, could materially adversely affect our business, financial condition and operating results. Expanding internationally may expose us to legal uncertainties, new regulatory requirements, liability, export and import restrictions, tariffs and other trade barriers, difficulties in managing operations across disparate geographic areas, foreign currency fluctuations, and potential disruptions in sales or manufacturing. We may also face challenges in protecting our intellectual property or avoiding infringement of others’ rights, and in complying with potentially uncertain or adverse tax laws.

We may encounter difficulties in managing our growth, which could adversely affect our results of operations.

Our continued growth will place a strain on our administrative and operational infrastructure. If we are unable to manage this growth effectively, our business, results of operations or financial condition may be materially and adversely affected. Our ability to manage our operations and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and hiring programs. We may not be able to successfully implement these required improvements.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our new management team.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our new management team, which has some experience operating a U.S. public company, will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act are complex, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of a public company’s internal control over financial reporting, and attestation of this assessment by the public company’s independent registered public accountants. We believe that the attestation requirement of management’s assessment by our independent registered public accountants will first apply to our annual report for the 2010 fiscal year. The standards that must be met for management to assess the internal control over financial reporting are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

We may be unable to enforce our legal rights in certain circumstances.

In the event of a dispute arising at or in respect of our current or any future foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States or other jurisdictions. We may also be hindered or prevented from enforcing our rights with respect to a governmental entity or instrumentality because of the doctrine of sovereign immunity.

We depend on our key personnel, the loss of whom would adversely affect our operations. If we fail to attract and retain the talent required for our business, our business will be materially harmed.

We are a small company with approximately 41 full-time employees as of December 31, 2009, and we depend to a great extent on the principal members of our management. If we lose the services of any key personnel, in particular, Mr. John Novak, our President and CEO, it could significantly impede the achievement of our objectives. In addition, recruiting and retaining qualified personnel will be critical to our success. We may not be able to retain existing personnel or attract and retain qualified staff in the future. If we fail to hire and retain personnel in key positions, we may be unable to achieve our corporate objectives in a timely manner.

Because most of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgments and civil liabilities against our officers, directors, experts and agents.

Most of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside of the United States. As a result, it may be difficult for investors to enforce any judgments obtained against our officers or directors within the United States, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Risk Relating to Our Stock

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 300,000,000 shares of common stock, of which 69,955,886 shares are issued and outstanding. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

Because we do not intend to pay any cash dividends on our shares of common stock in the near future, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

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

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

In December 2009, we entered into a sponsorship agreement with Manor Grand Prix Racing Limited pursuant to which we have agreed to act as sponsor of Virgin Racing’s Formula One motor racing team. Under the terms of the agreement, we have agreed to pay Manor certain fees, including the application of carbon credits, in exchange for having our logo displayed on Virgin’s Formula One racing cars and for other promotional, advertising and marketing rights and opportunities. A copy of the agreement is attached as Exhibit 10.10 to this report on Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 as filed with the SEC on July 25, 2006)

3.2	By-Laws (incorporated by reference from our registration statement on Form SB-2 as filed with the SEC on July 25, 2006)
3.3	Amendment to the By-Laws (incorporated by reference from our current report on Form 8-K as filed with the SEC on September 15, 2008)
3.4	Amended and Restated Bylaws dated January 12, 2010 (incorporated by reference from our current report on Form 8-K as filed with the SEC on January 22, 2010)
3.5	Articles of Merger filed with the Secretary of State of Nevada on November 2, 2009 (incorporated by reference from our current report on Form 8-K as filed with the SEC on November 5, 2009)
3.6	Certificate of Change filed with the Secretary of State of Nevada on November 3, 2009 (incorporated by reference from our current report on Form 8-K as filed with the SEC on November 5, 2009)
(10)	Material Contracts
10.1	Shares for Debt Agreement with A Mare Usque ad Mare Ltd. (incorporated by reference from our current report on Form 8-K as filed with the SEC on November 10, 2009)
10.2	Form of Subscription Agreement for Non-US residents (incorporated by reference from our current report on Form 8-K as filed with the SEC on November 10, 2009)
10.3	Form of Subscription Agreement for US residents (incorporated by reference from our current report on Form 8-K as filed with the SEC on November 10, 2009)
10.4

Share Purchase Agreement dated November 30, 2009 among our company, CBp Carbon Industries Inc. and Greenwood Commerce Ltd. (incorporated by reference from our current report on Form 8-K as filed with the Commission on December 2, 2009)

10.5

Management Agreement dated July 1, 2009, between Greenwood Commerce Ltd. and Peter Jensen (incorporated by reference from our current report on Form 8-K as filed with the Commission on January 22, 2010)

10.6	Management Agreement dated July 1, 2009, between Greenwood Commerce Ltd. and Ken Lee (incorporated by reference from our current report on Form 8-K as filed with the Commission on January 22, 2010)
10.7	Management Agreement dated July 1, 2009, between Greenwood Commerce Ltd. and John Novak (incorporated by reference from our current report on Form 8-K as filed with the Commission on January 22, 2010)
10.8

Management Agreement dated July 1, 2009 between Greenwood Commerce Ltd. and AMG Group Inc. (incorporated by reference from our current report on Form 8-K as filed with the Commission on January 22, 2010)

10.9	Form of Warrant Certificate (incorporated by reference from our current report on Form 8-K as filed with the Commission on January 22, 2010)
10.10*	Form of official sponsor agreement with Manor Grand Prix Racing Limited
(31)	Certifications
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBON GREEN INC.

/s/ John Novak
By: JOHN NOVAK
President and Chief Executive Officer
(Principal Executive Officer)
Dated: May 25, 2010

/s/ Kenneth Lee
By: KENNETH LEE
Vice-President, Finance
(Principal Financial Officer and
Principal Accounting Officer)
Dated: May 25, 2010